Form 10KSB
period 1996-12-31
THRIFT MANAGEMENT INC
filed 1997-03-31
CIK 1016611

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______
                        Commission file number 333-5190-A

                             THRIFT MANAGEMENT, INC.
              (Exact name of Small Business Issuer in Its Charter)

             Florida                                          65-0309540
  (State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                       Identification Number)

   3141 W. Hallandale Beach Boulevard
           Hallandale, Florida                                   33009
(Address of Principal Executive Offices)                       (Zip Code)

         Issuer's Telephone Number, Including Area Code: (954) 985-8100

                                   ----------
           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90
days.  Yes  X    No
           ---      ---
         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $6,104,905

The aggregate market value of the issuer's Common Stock, $.01 par value, held by non-affiliates on March 14, 1997 was approximately $6,290,625.

As of March 14, 1997, there were 2,115,000 shares of the issuer's Common Stock, $.01 par value, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
         None.



================================================================================

                           FORWARD-LOOKING STATEMENTS

         Thrift Management, Inc. (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, limited history of profitability, dependence on charitable donation and a limited number of charities, expenses or risks, reliance on management, competition and seasonality. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Company manages and operates retail outlets known as thrift stores, which deal in new and used articles of clothing, miscellaneous household items, furniture, bric-a-brac and antiques at discounted prices. The Company currently operates four thrift stores in South Florida: two in Hallandale, Florida (Broward County), one in Margate, Florida (Broward County) and one in Hialeah, Florida (Dade County). Inventory for the Company's stores is obtained primarily as the result of donations made to charities under contracts entered into by the Company for the solicitation and purchase of merchandise. The Company also purchases merchandise in bulk from a contract collector who maintains drop boxes.

         The Company has solicitation and purchasing agreements with two charities in the South Florida area, the Missing Children Awareness Foundation and Temple Beth Ahm Israel. The Company is registered with the Department of Agriculture and Consumer Affairs of the State of Florida as a professional solicitor. The charities receive a percentage of gross revenues from the sale of the donated merchandise. The charities gain the benefit of the Company's expertise in solicitation and resale of donated goods through a higher return on sales than the charity itself may be able to realize through its own efforts.

         The Company uses direct mail, newspaper advertising and telemarketing to solicit donations for its client charities. The Company uses 12 to 14 trucks to make scheduled pick-ups of donated goods. The donors are given receipts to document the items donated. Merchandise is then taken back to the appropriate thrift shop, where it is inspected, sorted, priced, tagged and displayed for sale. Items remaining unsold in the stores are sold in bulk to exporters, which ship the items to countries throughout the Caribbean, Central and South America and Eastern Europe.

         The Company positions its outlets in lower socio-economic neighborhoods, on heavily traveled streets, and preferably in the vicinity of other thrift shops. The Company believes that competition, rather than being a limiting factor as it is in many other industries, actually encourages sales because the close proximity of other outlets attracts customers to the area to shop for new bargains, as the merchandise changes frequently.

         The Company currently intends to expand its operations by opening additional thrift stores, initially in other counties in Florida, and ultimately in various out-of-state locations including Georgia and New Jersey. The Company's current plans include opening approximately four to six additional stores during 1997 and 1998. Accordingly, in March 1997, the Company entered into a lease for one new thrift store located in Lauderdale Lakes, Florida (Broward County). In addition, the Company intends to establish a merchandise export facility, through which the Company will sell unsold inventory in bulk to exporters who resell the items in the Caribbean, Central and South America, and Eastern Europe.

         The Company may also, from time to time, identify one or more established thrift stores or other businesses related to the Company's current operations, such as wholesale export businesses, as possible acquisition candidates. The Company has not at this time identified any such candidates. There can be no assurance that the Company would be able to identify thrift stores or other businesses for possible acquisition and, if identified, that the Company would be able to consummate any such acquisitions.

         In February 1996, the Company sold 500,000 shares of Common Stock and 200,000 Warrants (as hereinafter defined), to a single accredited investor (the "Investor"), in a private transaction in reliance on Section 4(2) of the Securities Act of 1933, as amended, for an aggregate of $250,000. In payment of the subscription price, Rozel International Holdings, Inc. ("Rozel") gave to the Company a 7% promissory note, which promissory note was paid in full on August 2, 1996. The Investor and the Company subsequently agreed to a modification of the terms of its investment in the Company, such that the Investor received 300,000 shares of Common Stock and 600,000 warrants in consideration for the $250,000 the Investor paid to the Company.

         During May 1996, and as subsequently amended during October 1996, the Company sold 20 units of the Company's securities at $25,000 per unit in a private offering. Each unit consisted of 15,000 shares of Common Stock and 10,000 Warrants. The Company received from this offering net proceeds of $430,000, after deducting the placement agent's commissions and legal costs of $60,000 and $10,000, respectively. In December 1996, The National Association of Securities Dealers, Inc. (the "NASD") deemed certain of the investors in the private offering to be affiliates of the managing underwriter (the "Underwriter") of the Company's initial public offering (the "IPO") for purposes of determining the fairness of the compensation payable to the Underwriter in connection with the IPO. Accordingly, in order to comply with the NASD's rules, upon completion of the IPO, the Company redeemed the shares of Common Stock and Warrants sold in the private offering for the aggregate of $500,000 originally paid by investors in the offering.

         In December 1996, the Company consummated the IPO in which it sold 900,000 units (the "Units") at a price of $5.75 per Unit. Each Unit consisted of one share of Common Stock and one redeemable warrant to purchase one share of Common Stock for $5.00 per share (the

"Warrants"). Of the 900,000 shares of Common Stock underlying the Units, 615,000 shares were offered by the Company and 285,000 shares were offered by the Investor in the February 1996 private offering. The Warrants are exercisable for a period of five years commencing December 11, 1996 and may be redeemed by the Company on 30 days' notice at any time during such period at a price of $.10 per Warrant if the closing bid price of the Common Stock for 20 consecutive trading days ending on the 15th day prior to the date that notice of redemption was given by the Company has been at least 150% of the exercise price then in effect. The Company realized approximately $2,596,950 in proceeds from the IPO, net of underwriting discounts and expenses and other offering expenses.

         The Company was incorporated in Florida in July 1991. Its executive offices are located at 3141 West Hallandale Beach Boulevard, Hallandale, Florida 33009, telephone number (305) 985-8100.

         As used herein, the "Company" refers to Thrift Management, Inc. ("TMI") and its wholly owned subsidiaries, Thrift Shops of South Broward, Inc., Thrift Shops of West Dade, Inc., Hallandale Thrift Management, Inc. ("HTMI"), Hallandale Thrift, Inc. and North Broward Consignment, Inc. (collectively, the "Subsidiaries"). Effective as of May 31, 1996, the Company completed a tax-free reorganization whereby the Subsidiaries, which had previously been separate but affiliated companies, became wholly owned subsidiaries of TMI. Unless the context specifically states otherwise, all disclosure in this Report gives pro forma effect to consummation of the Reorganization.

OVERVIEW

         The Company manages and operates retail outlets known as thrift stores, which deal in new and used articles of clothing, miscellaneous household items, furniture, bric-a-brac and antiques at discounted prices. The Company currently operates four thrift stores in South Florida: two in Hallandale, Florida (Broward County), one in Margate, Florida (Broward County) and one in Hialeah, Florida (Dade County), and in March 1997 entered into a lease for one additional thrift store located in Lauderdale Lakes, Florida (Broward County). Inventory for the Company's stores is obtained primarily as the result of donations made to charities under contracts entered into by the Company for the solicitation and purchase of merchandise. The Company also purchases merchandise in bulk from a contract collector who maintains drop boxes.

INVENTORY COLLECTION

         A substantial portion of the merchandise offered in the Company's thrift stores is obtained as the result of donations made to charities. The Company enters into a contract with a participating charity pursuant to which the Company solicits donations of merchandise on behalf of the charity, picks-up and sorts donated merchandise and resells the merchandise, principally through its thrift stores. The Company bears all costs of and assumes all responsibility for the solicitation of donations and operation of the thrift stores and pays the charity a percentage of gross sales for all merchandise (typically in the range of 2% to 3%). The Company believes that such amount is comparable to, if not better than, that which a charity would typically earn if it operated its own thrift store and bore the costs of and responsibility for such operation, including the costs of solicitation and collection of donated merchandise, rent and other operating costs for the thrift store and hiring of personnel. Moreover, the Company believes that its experience in soliciting donations of and reselling merchandise make its services attractive to charities, which may have little experience in the field. The Company is currently party to contracts with the Missing Children Awareness Foundation and Temple Beth Ahm Israel, a Broward County synagogue. The Company believes that its arrangements with these charities provide it with an adequate amount of donated merchandise for its present operations. As the Company expands its operations, it may seek arrangements with additional charities. There can be no assurance, however, that the Company will be able to successfully do so.

         The Company supplements the inventory received from charitable donations by purchasing merchandise in bulk from a contract collector that maintains drop boxes.

THRIFT STORE OPERATIONS

         The Company uses 12 to 14 trucks to make scheduled pick-ups of donated merchandise. The donors are given receipts to document the items donated.

         Following pick-up, merchandise is taken to the appropriate thrift store where it is sorted and inspected. Unsuitable items, such as those that are broken, badly stained or torn, are either discarded or sold in bulk to exporters, which pay the Company between $.10 and $.12 per pound and resell the items in countries in the Caribbean, Central and South America and Eastern Europe. Goods deemed suitable for sale in the Company's thrift stores are priced and date-coded by color. Pricing is for the most part subjective and is based upon the Company's experience of how much a customer is willing to pay for a particular type of item.

         Apparel accounts for a majority of the Company's sales. Other items sold by the Company include furniture, bric-a-brac, antiques, small appliances (such as toasters, stereos and televisions), linens and domestics, and other merchandise such as toys, books, records and jewelry. Furniture is only sold in two of the Company's thrift stores and the Company currently does not plan to sell furniture in future thrift stores.

         Sales areas are well lighted and merchandise is displayed in loose arrangements to promote browsing. Apparel is grouped and displayed by sex, type and color. For example, all women's blouses are hung together by color. Furniture items (which include brown goods, case goods, and upholstered pieces) requiring minor repairs, such as loose legs or cracked parts, are repaired by Company employees prior to display. Furniture and small appliances are sold "as is." Items of bric-a-brac and antiques are evaluated by an antiques expert and are displayed in a separate controlled-access area.

         In order to tempt the frequent shopper and control inventory levels, the Company encourages rapid inventory turnover and displays new merchandise on a daily basis. For example, apparel items are generally allowed to remain in inventory for up to four weeks, during which time the prices of the items are subject to weekly markdowns. Merchandise remaining unsold at the end of a specified time period is removed from inventory and sold in bulk to exporters.

         In order to provide convenient shopping hours for customers, the Company's thrift stores are open from 8:00 a.m. until 6:00 p.m. on Monday, Tuesday, Thursday and Saturday; from 8:00 a.m. until 9:00 p.m. on Wednesday and Friday; and from 9:00 a.m. until 5:00 p.m. on Sunday.

MARKETING

         The Company's primary mode of soliciting donations is through direct mail, using a colored 5-1/2" x 8-1/2" postcard, sent to between 50,000 and 75,000 households per week. Mailings are targeted to selected zip codes in Dade, Broward and Palm Beach counties in South Florida. The post card prominently bears the name of the charity sponsor and a telephone number to call to offer donations. Supporting this effort is a team of telemarketers who field pick-up calls and who telephone previous donors to solicit additional merchandise donations. In order to encourage repeat donations, the Company endeavors to provide prompt and courteous pick-up of donated merchandise. The Company supplements its direct mail efforts through advertising in local publications.

         Customers at the Company's thrift stores can be classified into three general categories: (i) shoppers who must clothe and supply their family on a limited budget, (ii) "bargain hunters" who look for quality items in bric-a-brac, antiques and new or nearly new clothing, and (iii) dealers in antiques and clothing, flea market operators and wholesalers who are seeking merchandise for their own operations. As many of the Company's customers are repeat shoppers who frequently visit the Company's thrift stores searching for bargains, the Company seeks to introduce new merchandise on a daily basis and display merchandise in a manner designed to encourage browsing.

         The Company also seeks to attract customers to its outlets by locating its outlets in the vicinity of other thrift stores, which the Company believes attracts potential customers to the area and through the use of high visibility signage.

STORE LOCATIONS

         The following sets forth information with respect to the Company's four thrift stores:

                                                               Approximate                     Lease
Location                      Date Opened                     Square Footage                Exp./Renewal
--------                      -----------                     --------------                ------------
3149 W.                       August 1986                         8,300                     April 2001/
Hallandale                                                                                  one five-year
Beach Boulevard                                                                             renewal option
Hallandale, FL

3141 W.                       August 1992                        15,000                     April 2001/
Hallandale                                                                                  one five-year
Beach Boulevard                                                                             renewal option
Hallandale, FL



                                                               Approximate                     Lease
Location                      Date Opened                     Square Footage                Exp./Renewal
--------                      -----------                     --------------                ------------

901 E. Tenth Ave              November 1992                       10,500                    October 1999/
Hialeah, FL                                                                                 one seven-year
                                                                                            renewal option

1041 N. State Rd. 7           November 1995                       10,050                    November 2000/
Margate, FL                                                                                 one five-year
                                                                                            renewal option


Aggregate monthly rental for the Company's four thrift stores is approximately $29,000.

         In March 1997, the Company entered into a lease for a new store location in Lauderdale Lakes, Florida (Broward County). This new location is approximately 29,000 square feet in size, reflecting the Company's intention to develop larger stores. The Company anticipates that its new location will be opened to the public during the second quarter of 1997.

         The Company seeks to locate its outlets in lower socio-economic neighborhoods that have a high concentration of potential customers and, if possible, in the vicinity of other thrift stores, which serves to attract the potential customer base to the area. The Company also seeks locations on highly traveled streets with adequate on-site parking and the availability under zoning ordinances of high visibility signage. Although the Company's present outlets are between 8,000 and 15,000 square feet in size, the Company intends to focus its future efforts on developing larger stores of between 20,000 to 30,000 square feet in size, as exemplified by its new Lauderdale Lakes, Florida location described above. The Company believes that numerous adequate locations exist, such as former supermarkets, drug stores and discount outlets, that meet the Company's criteria for store locations and that can be leased at reasonable rates. The Company is actively seeking additional store locations. There can be no assurances, however, that the Company will be able to identify additional suitable locations or, once identified, negotiate acceptable lease terms.

EXPANSION STRATEGY

         The Company's strategy is to expand its operations by opening additional thrift stores or acquiring existing thrift stores or other businesses related to the Company's current operations. The strategy is to expand initially in other counties in Florida, and ultimately in various out-of-state locations including Georgia and New Jersey. As described above, the Company will seek to focus its expansion efforts on larger stores of 20,000 to 30,000 square feet in size, as compared to the Company's existing outlets.

         The Company currently intends to open approximately four to six additional stores during 1997 and 1998. The Company's ability to expand its chain of thrift stores will depend on, among other things, securing suitable locations, obtaining sufficient merchandise and having adequate financing to effect its expansion plans. There can be no assurance that the Company will be able to open any additional thrift stores or that any thrift stores so opened will be profitable.

         An additional area of potential expansion is the direct export of certain merchandise. Currently, donated merchandise that is unsuitable for sale, as well as merchandise that remains in inventory beyond a specific time period, is sold in bulk to exporters who resell the items in countries in the Caribbean, Central and South America, and Eastern Europe. The Company currently sells approximately 70,000 pounds of merchandise per week in bulk to exporters. As the Company opens additional thrift stores, it expects that the volume of bulk merchandise available for export will increase. When it reaches a level of approximately 150,000 pounds per week, the Company believes that it will be economically advantageous to export such merchandise directly. In order to do so, the Company will need to establish a separate facility to receive, sort and grade the export merchandise, bale it and otherwise prepare the merchandise for shipment. There can be no assurance that the Company's operations will generate a sufficient amount of bulk merchandise to enable the Company to begin direct export of such merchandise, that the Company will have the necessary financing to establish the needed facility if it elects to do so, or that if the Company expands into this field of business, that it can do so successfully or profitably.

         The Company may also, from time to time, identify one or more established thrift stores or other businesses related to the Company's current operations, such as wholesale export businesses, as possible acquisition candidates. The Company's criteria for identifying existing stores as possible acquisition candidates are similar to those used by the Company when identifying locations for new stores. The Company would consider whether an existing store would be an acquisition candidate based on the store's proximity to lower socio-economic neighborhoods and to other thrift stores; the store's location on highly traveled streets with adequate on-site parking and permitted high-visibility signage; the store's size; the store's profitability; the terms of the existing lease, if any; and the anticipated purchase price. The criteria for identifying other businesses as acquisition candidates would be based on the geographic area of the business' operations; the financial condition of the business, including the nature of the assets used in its operations; the value of any goodwill associated with the business; the business' profitability; the anticipated purchase price; and such other criteria as are deemed relevant by the Board of Directors. The Company does not at the present time expect that any such existing stores or businesses would be acquired from or in a transaction involving the Company's management, principal shareholders or other affiliates.

         Such acquisitions would be consummated in exchange for cash or for shares of the Company's capital stock, depending, in part, on the Company's available working capital or other sources of funds and its anticipated capital needs at the time of the proposed acquisition. Although the Company does not currently anticipate incurring debt to fund any such acquisitions, management may determine that, depending on prevailing market interest rates, the cost of funds available to the Company, and the extent of revenues generated by the acquisition candidate, the use of debt to fund an acquisition may be advantageous to the Company. Such debt would result in an ongoing interest expense obligation for the Company, however. Issuance of shares of the Company's capital stock in an acquisition would enable the Company to preserve its cash, but could have the effect of diluting the Company's earnings on a per share basis or diluting the voting control of existing shareholders, and could result in an additional ongoing dividend obligation, depending on the terms of the stock issued.

         There can be no assurance that the Company would be able to identify or negotiate an acquisition transaction with any such stores or other businesses or, even if negotiations are undertaken, that the Company would be able to consummate any such acquisitions.

COMPETITION

         The Company faces competition from a variety of discount retail stores. The Company competes for donations of merchandise and with other thrift stores for sales. Some of such other thrift stores are located in the vicinity of the Company's outlets. The Company believes, however, that other thrift stores located in close proximity allow customers to shop around for the best choices and as a result be more efficient shoppers, which encourages business. In addition to other thrift stores that sell used goods, low-end discounters such as K-Mart and Wal-Mart, which offer new clothing, housewares and furniture at deep discount prices, compete with the Company to a lesser extent. These competitors generally have greater financial and other resources than the Company.

GOVERNMENT REGULATION

         In order to solicit donations of merchandise on behalf of charities, the Company must be registered as a professional solicitor with and is subject to oversight by the Department of Agriculture and Consumer Affairs of the State of Florida. In the event the Company expands its operations to other states, the Company will likely be subject to similar licensing and oversight in those jurisdictions. As a professional solicitor, the Company and its personnel are required to comply with various regulations governing the manner and terms of solicitations, including, among other things, the requirement to post a surety bond. Failure to comply with these regulations could result in disciplinary action including significant fines and penalties or suspension or revocation of licenses. Such disciplinary action, if taken, would likely have a material adverse effect on the operations, revenues and prospects of the Company.

EMPLOYEES

         As of March 14, 1997, the Company employs approximately 120 full-time employees. None of the Company's employees are members of labor unions. Management believes that it enjoys satisfactory relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive offices occupy a portion of its thrift store located at 3141 W. Hallandale Beach Boulevard, Hallandale, Florida 33009. See "Store Locations" in Part I, Item 1 above for more information, including the rental payments, regarding the Company's store locations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently a party to any action, proceeding or litigation, which, if adversely determined would have a material adverse effect on the Company's business, operations, revenues and prospects.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCK MATTERS

MARKET INFORMATION

         The Company's Units, Common Stock and Warrants have traded since December 5, 1996 under the symbols "THMMU," "THMM" and "THMMW," respectively, on the OTC Bulletin Board operated by the NASDAQ Stock Market, Inc. The high and low prices as furnished by the National Quotation Bureau Incorporated for the Company's Common Stock for the period from December 5, 1996 to December 31, 1996 were $7.50 and $5.75, respectively, and the high and low prices for the Warrants during such period were $1.25 and $1.125, respectively. These bid prices are inter-dealer prices without retail markup, mark-down or commission, and may not represent actual transactions.

HOLDERS

         As of March 14, 1997 there were approximately five holders of record of the Common Stock and three holders of record of the Warrants. The Company believes that the Common Stock and Warrants are each held by in excess of 300 beneficial holders.

DIVIDEND POLICY

         The Board of Directors does not currently contemplate the payment of cash dividends. Any decisions as to the payment of cash dividends on the Common Stock will depend on the Company's ability to generate earnings, its need for capital, its overall financial condition and such other factors as the Board of Directors deems relevant.

SALES OF UNREGISTERED SECURITIES

         See Note 12 to the Financial Statements included in Part II, Item 7 of this Report with respect to sales of unregistered securities by the Company during 1996. All of such sales were made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in Part II, Item 7 of this Report.

GENERAL

         The Company was organized in July 1991 for the purpose of managing the operation of retail thrift stores that offer new and used articles of clothing, furniture, miscellaneous household items and antiques. The Company is registered with the State of Florida as a professional solicitor. The Company obtains its merchandise primarily from two sources: (i) purchase contracts with charitable organizations in return for an average of 5% to 6% (2% to 3% effective January 1, 1996) of its gross sales; and (ii) contracts with drop box collectors who maintain drop boxes throughout designated areas from whom the Company purchases merchandise in bulk at a flat rate per pound. Items from the stores that remain unsold are sold in bulk to exporters, which ship the items to countries throughout the Caribbean, Central and South America, and Eastern Europe. Through its Subsidiaries, the Company operates its four retail stores. The Company and HTMI, a Subsidiary, are responsible for the solicitation of donations on behalf of the charities through direct mailings, newspaper advertising and telemarketing. The Company and HTMI are, in addition, responsible for the pickup of the donated merchandise throughout the communities surrounding the Company's stores.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO YEAR ENDED DECEMBER 31, 1995. The Company recognizes merchandise sales when the customer pays for the merchandise upon exiting the Company store. Merchandise inventories consist of donated and purchased used clothing, furniture, miscellaneous household items and antiques. Purchased and donated inventories have been assigned a value based on all costs connected to bringing the merchandise to the selling floor. These costs include advertising, transportation, marketing and grading, and commissions paid to the sponsoring charitable organization.

         Revenues for the years ended December 31, 1996 and 1995 totaled $6,104,905 and $4,574,305, respectively. Revenues increased by $1,530,600, or 34%, for 1996, as compared to 1995. Although the Company's gross profit for 1996 increased to $3,289,695, as compared to $2,420,304 for 1995, the Company's gross profit margins for 1996 only increased by 1% to 54% versus the 53% for 1995.

         The net increase in the Company's sales during 1996, as compared to 1995, is attributable to the following:

         1. During late November 1995, the Company opened a fourth retail store located in Margate, Florida. Sales for the fourth store for 1996 totaled approximately $840,000. Sales on the remaining three stores for 1996 increased by approximately $690,000.

         2. Commencing during the fourth quarter of 1995 and continuing during 1996, management started to shift merchandise between stores, whereby merchandise that was deemed unsalable at one location was made available for sale at another location.

         3. During 1996, the Company spent an additional $25,000 on advertising, primarily for the new store located in Margate. Management believes the additional advertising had a positive impact on all stores.

         Although the Company's gross profits increased substantially, the gross margins for 1996 as compared to 1995 only increased by 1%. This is principally attributable to the cost of the merchandise. The Company has two sources for merchandise, direct donated goods through the charities with which it has entered into purchase contracts, and fresh donated goods purchased from private sources. In order for the Company to support the additional sales, the Company has been relying to a greater degree on purchased merchandise as compared to merchandise acquired through direct donations. This affected the mix of purchased goods to donated goods, such that, for 1996, purchased goods amounted to $1,023,859, which constituted approximately 36% of total goods sold, as compared to 1995, in which purchased goods amounted to $674,459, which constituted approximately 30% of total goods sold. The additional cost resulting from the Company's greater reliance on purchased goods offset the cost reduction achieved by the Company when it renegotiated its purchase contracts with the charitable organizations to reduce the fees paid to them by the Company effective January 1, 1996. Management is currently reviewing ways to improve donation levels at the charities with which it currently has agreements and is considering entering into purchase contracts with additional charitable organizations, in order to reduce the cost of and obtain additional sources for the Company's merchandise, although there can be no assurance that it will be able to do so.

         General and administrative expenses for 1996 were $3,163,455, as compared to $2,402,237 for 1995, an increase of $761,218 or 32%. The increase in general and administrative expenses is attributable primarily to the Company's Margate store, which opened in late November 1995. General and administrative expenses incurred directly by the Margate store for 1996 totaled $486,728. Payroll costs, insurance and professional fees for the remaining three stores increased during 1996 by $274,490 as compared to 1995. Management has hired more store and administrative personnel to support the additional sales volume. Professional fees have increased by approximately $120,000 principally due to the costs associated with the IPO. The Company does not expect professional fees to continue to increase at the same level as from 1995 to 1996, however such increase will stabilize at a certain level as a result of additional filing requirements associated with its status as a public company. Included in the selling, general and administrative expenses for 1996 is also the $150,000 bonus for the tax reimbursement associated with dividend distributions to the Company's President for dividends earned through May 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had working capital of $2,260,670, as compared to a working capital deficiency of $570,638 at December 31, 1995. The $2,831,308 net increase in working capital for 1996 is attributable primarily to cash increasing by $2,554,484, principally as a result of consummation of the IPO in December and the receipt of the net proceeds therefrom, and the liquidation of a $250,000 promissory note receivable that represented consideration received by the Company for the sale of its securities in a private offering in February 1996.

         For 1996, cash increased by $2,554,484, as compared to a decrease of $7,126 for 1995. Cash at December 31, 1996 and 1995 totaled $2,570,188 and
$15,704, respectively. Net cash provided by operations for 1996 and 1995 amounted to $138,402 and $196,790, respectively, or a decrease of $58,388.

         Net cash provided by financing activities for 1996 totaled $2,501,865 as compared to net cash used for financing activities of $42,258 for 1995, or a net increase of $2,544,123. This increase is the net result of three items: receipt of net proceeds of $2,596,950 from the IPO, receipt of net proceeds of $680,000 from two private offerings, liquidation of the Company's liability to the Miami Jewish Home, dividends and loans paid to the sole stockholder and the purchase of Common Stock and Warrants for $500,000. As discussed in Notes 12(b) and 12(c) to the Company's financial statements, the Company completed two private offerings in February and May of 1996, respectively. As discussed in Note 12(b) to the financial statements, the Company sold to the Investor on February 29, 1996, and as subsequently amended during October 1996, 300,000 shares of Common Stock and Warrants for aggregate consideration of $250,000. On February 29, 1996, the Company received a $250,000 promissory note, which bore interest at 7% per annum, which note was paid in August 1996.

         As discussed in Note 12(c) to the financial statements, during May 1996, and as subsequently amended during October 1996, the Company sold 20 units of the Company's securities at $25,000 per unit. Each unit consisted of 15,000 shares of Common Stock and 10,000 Warrants. The Company received from this offering net proceeds of $430,000, after deducting the placement agent's commission and legal costs of $60,000 and $10,000, respectively. A portion of said proceeds were used to liquidate current liabilities including reducing accounts payable and accrued expenses to reduce vendors' payment cycles. In December 1996, the NASD deemed certain of the investors in the private offering to be affiliates of the Underwriter for purposes of determining the fairness of the compensation payable to the Underwriter in connection with the IPO. Accordingly, in order to comply with the NASD's rules, upon completion of the IPO, the Company redeemed the shares of Common Stock and Warrants sold in the offering for the aggregate of $500,000 originally paid by investors in the private offering. A portion of the net proceeds of the IPO was used to effect such redemption.

         In December 1996, the Company consummated the IPO in which it sold 900,000 Units at a price of $5.75 per Unit. Each Unit consisted of one share of Common Stock and one Warrant to purchase one share of Common Stock for $5.00 per share. Of the 900,000 shares of Common Stock underlying the Units, 615,000 shares were offered by the Company and 285,000 shares were offered by the Investor in the February 1996 private offering. The Warrants are exercisable for a period of five years commencing December 11, 1996 and may be redeemed by the Company on 30 days' notice at any time during such period at a price of $.10 per Warrant if the closing bid price of the Common Stock for 20 consecutive trading days ending on the 15th day prior to the date that notice of redemption was given by the Company has been at least 150% of the exercise price then in effect. The Company realized approximately $2,596,950 in proceeds from the IPO, net of underwriting discounts and expenses and other offering expenses which amounted to $653,050.

         As discussed in Note 11(h) to the financial statements, the Company was indebted to the Miami Jewish Home as a result of a legal settlement. In May 1996, the Company paid in full the balance due of approximately $55,000. The Company's collateral was released, thereby enabling the Company to effect the Reorganization as discussed in Note 12(d) to the financial statements.

         Prior to the effective date of the Reorganization, the Company paid dividends or distributions to its shareholders because the Companies had Subchapter S corporation tax status, whereby taxable income from each corporation flows to the shareholders. Accordingly, no tax is recognized at the corporate level, and tax on the Company's income is recognized on the individual level. Hence, in order for the shareholders to pay the personal tax liability, the Company must distribute income sufficient to cover the individual tax liability. The Company made cash distributions to its shareholders of $283,384 and $104,500 for 1996 and 1995, respectively.

         The Company believes that its current capital resources, together with cash flow from its operations, will be sufficient to meet its anticipated working capital requirements through at least 1998. There can be no assurances, however, that such will be the case.

INFLATION AND SEASONALITY

         Although the Company cannot accurately determine precisely the effects of inflation, management does not believe that inflation currently has a material effect on the Company's sales or results of operations.

         The Company's operations are located in South Florida, which has numerous part-time residents during the winter. The Company's results of operations reflect the seasonal nature of this market, with donations and sales of merchandise being higher in the winter months.

ITEM 7.  FINANCIAL STATEMENTS








                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                       PAGE
                                                                      NUMBER
                                                                      -------

Independent Auditors' Report .......................................     17

Consolidated Balance Sheet at December 31, 1996 ....................     18

Consolidated Statements of Operations for the years ended
December 31, 1996 and 1995 .........................................     19

Consolidated Statements of Stockholders' Equity (Deficiency) for the
years ended December 31, 1996 and 1995 .............................     20

Consolidated Statements of Cash Flows for the years ended
December 31, 1996 and 1995 .........................................     21

Notes to Consolidated Financial Statements .........................   22 - 37



                          INDEPENDENT AUDITORS' REPORT




To the Stockholders of Thrift Management, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Thrift Management, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996, and the consolidated results of its operations and cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.




/s/ SCARANO & LIPTON, P.C.



Scarano & Lipton, P.C.
Mitchel Field, New York
February 17, 1997

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996

                            ASSETS
Current assets:
    Cash                                                            $ 2,570,188
    Merchandise inventories                                             114,972
    Prepaid expenses                                                     94,092
    Prepaid income taxes                                                 18,000
    Advances to stockholder                                              63,158
    Deferred tax asset                                                   66,000
                                                                    -----------
         Total current assets                                         2,926,410

Equipment, fixtures, and improvements, net                              196,253
Advances to stockholder - non-current                                   126,315
Prepaid expenses - non-current                                           50,000
Covenants not to compete, net                                            60,237
Security deposits                                                        43,508
Other assets                                                             17,470
                                                                    -----------

Total assets                                                        $ 3,420,193
                                                                    ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $   304,004
    Accrued expenses                                                    133,517
    Due to stockholder                                                  208,540
    Current portion of notes payable                                     19,679
                                                                    -----------
         Total current liabilities                                      665,740

Notes payable, less current portion                                      27,622
                                                                    -----------
         Total liabilities                                              693,362
                                                                    -----------

Commitments and contingencies (Note 11)                                    --

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 1,500,000 shares,
     issued and outstanding 250,000 shares                                2,500
    Common stock, $.01 par value, authorized 15,000,000 shares,
     issued and outstanding 2,115,000 shares                             21,150
    Additional paid in capital                                        3,019,066
    Accumulated deficit                                                (315,885)
                                                                    -----------
         Total stockholders' equity                                   2,726,831
                                                                    -----------
Total liabilities and stockholders' equity                          $ 3,420,193
                                                                    ===========


          See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                           1996           1995
                                                           ----           ----
Net sales                                              $ 6,104,905    $ 4,574,305

Cost of goods sold                                       2,815,210      2,154,001
                                                       -----------    -----------

Gross profit                                             3,289,695      2,420,304
                                                       -----------    -----------

Expenses:
    Selling, general and administrative expenses         3,013,455      2,402,237
    Officer's, bonus incentive (Note 12e)                  150,000           --
                                                       -----------    -----------
         Total expenses                                  3,163,455      2,402,237
                                                       -----------    -----------

Income from operations before interest expense
 and income tax benefit                                    126,240         18,067

Interest expense                                             1,732         11,884
                                                       -----------    -----------

Income before income tax benefit                           124,508          6,183
Income tax benefit                                          34,000           --
                                                       -----------    -----------

Net income                                             $   158,508    $     6,183
                                                       ===========    ===========

Earnings per common equivalent share:
    Primary:
         Net income before income tax benefit                  .08            .01
                                                       ===========    ===========
         Income tax benefit                                    .02            NIL
                                                       ===========    ===========
         Net income                                            .10            .01
                                                       ===========    ===========

Weighted average number of common shares outstanding     1,638,125      1,086,364
                                                       ===========    ===========

Pro forma data (Note 2g)
    Income before pro forma income tax provision       $   124,508    $     6,183
                                                       ===========    ===========
    Pro forma income tax provision                     $    46,900    $     1,000
                                                       ===========    ===========
    Pro forma net income                               $    77,608    $     5,183
                                                       ===========    ===========

Pro forma earnings per equivalent common share:
    Net income before pro forma income tax provision           .08            .01
                                                       ===========    ===========
    Pro forma income tax provision                            (.03)           Nil
                                                       ===========    ===========
    Pro forma net income                                       .05            .01
                                                       ===========    ===========



          See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995





                                              Preferred              Common
                                                stock                stock           Additional                     Stockholder's
                                           -----------------    ----------------      paid-in      Accumulated        equity
                                           Shares    Amount     Shares    Amount      Capital       deficit         (deficiency)
                                           ------- ---------    -------   ------    -----------   -----------      -------------

Balances at January 1, 1995                   --    $   --       927,273  $ 1,700    $    9,540   $ (92,692)      $  (81,452)

Initial capitalization of North
 Broward Consignment, Inc.                    --        --       272,727      500          --           --               500

Net income for the year ended
 December 31, 1995                            --        --          --       --            --         6,183            6,183

"S" Corporation distributions                                       --       --            --      (104,500)        (104,500)
                                            -------  ------    ---------  -------    ----------   ---------       -----------

Balances at December 31, 1995                 --        --     1,200,000    2,200         9,540    (191,009)        (179,269)

Sale of common stock in
 connection with private placement            --        --       300,000    3,000       247,000         --           250,000

Sale of common stock in connection
 with confidential private offering
 memorandum, net of costs
 of $70,000                                   --        --       300,000    3,000       427,000         --           430,000

Issuance of preferred stock in
 connection with reorganization             250,000  2,500          --       --             --          --             2,500

Reorganization of affiliates                  --        --          --      9,800        (9,800)        --              --

Sale of common stock in connection
 with initial public offering, net
 of costs and deferred costs of $901,524      --        --       615,000    6,150     2,842,326         --         2,848,476

Purchase and retirement of common stock -               --      (300,000)  (3,000)     (497,000)        --          (500,000)

Net income for the year ended
 December 31, 1996                            --        --          --       --            --       158,508          158,508

"S" Corporation distributions                 --        --          --       --            --      (283,384)        (283,384)
                                            -------  ------    ---------  -------    ----------   ---------       -----------
Balances at December 31, 1996               250,000  $2,500    2,115,000  $21,150    $3,019,066   $(315,885)      $2,726,831
                                            =======  ======    =========  =======    ==========   =========       ===========


          See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                             1996           1995
                                                                             ----           ----
Cash flows from operating activities:
    Net income                                                          $   158,508    $     6,183
    Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                         94,118         47,400
       Loss on abandonment of leasehold improvements                           --            3,378
       Deferred income taxes                                                (66,000)          --
    Change in assets and liabilities:
       Merchandise inventory                                                 (3,915)        20,541
       Prepaid expenses                                                    (116,014)        (9,491)
       Accounts payable                                                    (126,822)        83,075
       Accrued expenses                                                     216,527         45,704
       Prepaid income taxes                                                 (18,000)          --
                                                                        -----------    -----------

        Net cash provided by operating activities                           138,402        196,790
                                                                        -----------    -----------

Cash flows from investing activities:
    Security deposits                                                        (9,635)       (18,016)
    Equipment, fixtures and improvements acquired                           (76,148)      (143,642)
                                                                        -----------    -----------

        Net cash used for investing activities                              (85,783)      (161,658)
                                                                        -----------    -----------

Cash flows from financing activities:
    Advances to stockholder                                                  (6,036)       (68,500)
    Proceeds from stockholder loan                                             --          214,070
    Repayment of stockholder loan                                          (220,549)          --
    Principal payments on loans payable                                     (81,606)       (43,328)
    Sale of preferred stock                                                   2,500           --
    Proceeds from initial public offering
     and private placements                                               4,500,000           --
    Costs of initial public offering and
     private placements                                                    (931,524)       (40,000)
    Repurchase of common stock                                             (500,000)          --
    Dividends paid                                                         (260,920)      (104,500)
                                                                        -----------    -----------

        Net cash provided by (used for) financing activities              2,501,865        (42,258)
                                                                        -----------    -----------

Net increase (decrease) in cash                                           2,554,484         (7,126)
Cash, beginning of period                                                    15,704         22,830
                                                                        -----------    -----------

Cash, end of period                                                     $ 2,570,188    $    15,704
                                                                        ===========    ===========

Supplemental disclosure of cash flow information:
    Interest paid                                                       $     5,750    $    10,620
                                                                        ===========    ===========
    Taxes paid                                                          $    50,000    $      --
                                                                        ===========    ===========

Supplemental schedule of non cash investing and financing activities:

Acquisition of equipment through issuance of  notes payable             $    15,024    $    58,499
                                                                        ===========    ===========



           See accompanying notes to consolidated financial statements

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 1 - GENERAL

         Thrift Management, Inc. (the "Company"), was organized in the State of Florida on July 22, 1991 for the purpose of managing the operation of retail thrift stores which offer new and used articles of clothing, furniture, miscellaneous household items and antiques. The Company is registered with the State of Florida as a professional solicitor. The Company obtains its merchandise primarily from two sources, i) purchase contracts with charitable organizations in return for an average of 5% to 6% (2% to 3% effective January 1, 1996) of its gross sales, and ii) contracts with drop box collectors who maintain drop boxes throughout designated areas from whom the Company purchases merchandise in bulk at a flat rate per pound. Items from the stores which remain unsold are sold in bulk to exporters to countries throughout the Caribbean, Central and South America, and Eastern Europe. Through its wholly-owned subsidiaries, the Company operates four (4) retail stores plus a management company. Hallandale Thrift Management, Inc. ("HTMI"), the additional management company, and the Company are responsible for the solicitation of donations on behalf of the affiliated charities through direct mailings, newspaper advertising and telemarketing. The Company and HTMI are also responsible for the pickup of the donated merchandise throughout the communities. HTMI was organized in the State of Florida on December 9, 1993.

         The Company's four (4) retail stores are operated under separate wholly-owned subsidiaries as follows:

                  1. Thrift Shops of South Broward, Inc. ("TSSB") organized in the State of Florida on May 19, 1989.

                  2. Thrift Shops of West Dade, Inc. ("TSWD") organized in the State of Florida on October 8, 1992.

                  3. Hallandale Thrift, Inc. ("HTI") organized in the State of Florida on June 14, 1993.

                  4. North Broward Consignment, Inc. ("NBCI") organized in the State of Florida on May 10, 1995.

         A portion of the outstanding common stock of the Company and its subsidiaries were held in escrow as collateral pursuant to an agreement. On May 28, 1996, the Company liquidated amounts due to the Miami Jewish Home and Hospital for the Aged, Inc. ("Jewish Home") and the aforementioned common stock was released. (See Note 11h for additional information).

         On May 31, 1996, following the completion of the confidential private offering memorandum, the Company reorganized its capital structure as more fully discussed in Note 12d. The financial statements give retroactive effect to the reorganization of the Company's capital structure.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)  BASIS OF PRESENTATION

         The consolidated financial statements at December 31, 1996 and 1995 include the accounts of the Company, HTMI, TSSB, TSWD, HTI and NBCI (collectively the "Companies"). All entities were wholly-owned by a common stockholder as of December 31, 1995. As of May 31, 1996, HTMI, TSSB, TSWD, HTI, and NBCI became wholly-owned subsidiaries of the Company pursuant to the reorganization plan. Accordingly, as of December 31, 1996 and for the year then ended, the Company has presented consolidated financial statements. All significant intercompany accounts and transactions have been eliminated for financial statement presentation purposes.

     b)  EQUIPMENT, FIXTURES AND IMPROVEMENTS

         Equipment, fixtures and improvements are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives (5-10 years) of the related assets. Leasehold improvements are amortized over the lesser of the related lease terms or the estimated useful lives of the improvements. Maintenance and repairs are charged to operations as incurred.

     c)  MERCHANDISE INVENTORIES

         Merchandise inventories consist primarily of new and used clothing, furniture, miscellaneous household items and antiques, which are stated at the lower of cost (determined by specific identification method) or market. The cost of donated inventories includes the actual cost of merchandise paid to the respective charities plus expenses incurred that are directly associated to the acquisition of such inventory. Inventory write-downs are recorded in the period in which it becomes reasonably evident that the merchandise is not saleable or the market value is less than cost.

     d)  COVENANTS NOT TO COMPETE

         Covenants not to compete consist of costs in connection with the buyout of a previous stockholder. Such covenants not to compete are being amortized on a straight line basis over their contractual lives of six years.

     e)  INTANGIBLE ASSETS

         Included in other assets are intangible assets consisting of organizational and trade name costs which have been recorded at cost. Organizational and trade name costs are being amortized on a straight-line basis over their estimated useful lives which range from five years to fifteen years.

     f)  PER SHARE DATA

         Pro forma net income per share is computed using the weighted average number of shares outstanding during each respective period, and is based on the number of shares issued and outstanding giving retroactive effect to the Company's reorganization.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

     g)  INCOME TAXES

         Prior to the reorganization, the Companies, with the consent of its then sole stockholder, elected under the Internal Revenue Code to be taxed as an "S" corporation. In lieu of corporation income taxes, the stockholders of an "S" corporation are taxed on their proportionate share of the company's taxable income or loss, accordingly, no provision or liability for federal taxes is included in the consolidated financial statements through May 31, 1996. Effective June 1, 1996, the Company will be taxed as a "C" Corporation as a result of its new capital restructure pursuant to the reorganization. The Company will file a consolidated federal and state income tax returns with its subsidiaries. The pro forma income tax provision represents the approximate Federal and State income taxes that the Company would have incurred had the Company not been an "S" Corporation during the years presented and accordingly, subject to Federal and State income taxes.

     h)  CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At December 31, 1996, the Company had deposits in excess of federally insured amounts which totalled $2,431,925.

     i)  USE OF ACCOUNTING ESTIMATES

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that effect the amounts reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

     j)  FAIR VALUE DISCLOSURES

         The carrying value of cash, prepaid expenses, prepaid income taxes, accounts payable and accrued expenses are a reasonable estimate of their fair value. The carrying values of notes payable at December 31, 1996 are a reasonable estimate of their fair value based upon currently available interest rates of similar instruments available with similar maturities.

     k)  ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company has elected earlier adoption of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which requires the recognition of compensation expense for stock-based awards based upon the fair value of the award at the grant date.

NOTE 3 - MERCHANDISE INVENTORIES

         Merchandise inventories at December 31, 1996 amounting to $114,972 consists of donated and purchased new and used clothing, furniture, miscellaneous household items and antiques. The cost of donated inventories includes the actual cost of merchandise paid to the respective charities plus expenses incurred that are directly associated to the acquisition of such inventory. (See Notes 11b and 11c). Inventory write-downs are recorded in the period in which it becomes reasonably evident that the merchandise is not saleable or the market value is less than cost.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 4 - ADVANCES TO STOCKHOLDER

         As of December 31, 1996, the Company has advanced $189,473 to its majority stockholder. The advances are non-interest bearing and will be taken into income over a three year period commencing December 5, 1996, the effective date of the initial public offering.

NOTE 5 - EQUIPMENT, FIXTURES AND IMPROVEMENTS, NET

         Equipment, fixtures, and improvements consists of the following at December 31, 1996:

                     Furniture and fixtures                                              $   148,545
                     Automobile                                                               73,499
                     Leasehold improvements                                                  101,277
                     Transportation equipment                                                 16,580
                                                                                         -----------
                                                                                             339,901
                     Less accumulated depreciation and amortization                          143,648
                                                                                         -----------
                                                                                         $   196,253
                                                                                         ===========

         Depreciation and amortization expense for the years ended December 31, 1996 and 1995 amounted to $68,753 and $47,400, respectively.

NOTE 6 - COVENANTS NOT TO COMPETE

         In connection with a non-competition agreement with a former stockholder for a period of six years, the Company agreed to pay $182,500 as consideration for said individual agreeing not to engage in any facet of the thrift shop business within a defined geographic area. Pursuant to a final judgement against such previous stockholder, the previous stockholder relinquished his rights to receive further payments from the Companies under the non-competition agreements. For the years ended December 31, 1996 and 1995 amortization expense amounted to $24,093 and $24,093, respectively. (See Note 11h for additional information).

NOTE 7 - ACCRUED EXPENSES

         Accrued expenses at December 31, 1996 consist of the following:

                     Consulting                                                 $        4,398
                     Payroll                                                            82,265
                     Property taxes                                                     20,014
                     Rent                                                               10,200
                     Advertising                                                        16,640
                                                                                --------------
                          Total                                                 $      133,517
                                                                                ==============

NOTE 8 - DUE TO STOCKHOLDER

         As of December 31, 1996, the Company's President and majority stockholder of the Company is owed $208,540. Such amount is composed of $150,000 representing an accrued incentive bonus, (see Note 12e) $22,464 for accrued and unpaid dividend distributions through May 31, 1996, and $36,076 for unpaid annual bonus in the amount equal to 1% of the Company's annual gross revenue since June 1, 1996.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 9 - NOTES PAYABLE

         Notes payable amounting to $47,301 are comprised of the following at December 31, 1996:

     i) An original loan agreement dated January 9, 1995 for a total of $58,499 in connection with the acquisition of an automobile. The total purchase price of the automobile amounted to $84,543. The loan is payable in forty-eight (48) equal monthly installments amounting to $1,449 at an interest rate of 8.75%. The loan is collaterized by such automobile. As of December 31, 1996 the balance outstanding is $32,997 of which $15,092 is current.

     ii) An original loan agreement dated October 15, 1996 for a total of $15,024 in connection with the purchase of store security equipment. The loan is payable in 36 monthly payments of $505 including principal and interest at a rate of 10.17%. The balance as of December 31, 1996 is $14,304, of which $4,587 is considered current.

         Maturities of long-term notes payable are as follows:

                       Year ending
                       December 31,
                       ------------

                            1997                                         $      19,679
                            1998                                                21,543
                            1999                                                 6,079
                                                                         -------------
                              Total                                      $      47,301
                                                                         =============

NOTE 10 - INCOME TAX BENEFIT


          The Company has adopted SFAS No. 109, "Accounting for Income Taxes", effective January 1, 1995. Management has evaluated the effect of implementation and has determined that there is no material impact on the Company's financial position.

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial and tax basis of assets and liabilities for financial and income tax reporting purposes. A reconciliation of the income tax expense on income per the U.S. Federal statutory rate to the reported income tax expense is as follows:

                                                                     December 31,    December 31,
                                                                          1996           1995
                                                                     -------------   ------------
                 U.S. Federal statutory rate applied to
                  pretax income                                       $     42,500    $       -
                 State income taxes, net of federal
                  income tax benefit                                         4,500            -
                 Benefit of S Corporation election, federal
                  and state                                                (76,000)           -
                 Benefit of graduated tax rates to statutory
                  tax rate                                                 (11,750)           -
                 Temporary differences                                      66,250            -
                 Effect of annualizing income for the short
                  C Corporation year                                         6,500            -
                                                                      ------------     --------
                    Income tax expense                                $     32,000     $      -
                                                                      ============     ========


                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 10 - INCOME TAX BENEFIT (Cont'd)

          Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled.

          The deferred income tax asset consists of the following at December 31, 1996:

                  Deferred tax assets relating to:
                    Accrued expenses                                            $     57,000
                    Property and equipment                                             9,000
                                                                                ------------
                  Total deferred income tax assets                              $     66,000
                                                                                ============

          Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income. Management considers it "more likely than not" that the deferred tax assets will be utilized and therefore, no valuation allowance is deemed necessary at December 31, 1996:

          Income tax benefit is comprised of the following at December 31, 1996:

                  Current:
                           Federal income tax expense                           $     26,000
                           State income tax expense                                    6,000
                                                                                ------------
                                                                                      32,000
                                                                                ------------

                  Deferred:
                           Federal income tax benefit                                 56,000
                           State income tax benefit                                   10,000
                                                                                ------------
                                                                                      66,000
                                                                                ------------
                  Total income tax benefit (net)                                $     34,000
                                                                                ============


NOTE 11 - COMMITMENTS AND CONTINGENCIES

     a)   DEFERRED COMPENSATION AGREEMENT

          Pursuant to a deferred compensation agreement dated March 10, 1995 with the Companies' former President, upon liquidation of any of the Companies, such liquidating entity shall pay the former President the sum of five (5%) percent of the gross sales proceeds from such liquidation, payable fifty (50%) percent in the first year after liquidation and 50% in the second year after liquidation.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



NOTE 11 - COMMITMENTS AND CONTINGENCIES (Cont'd)

     b) AGREEMENT TO SOLICIT AND PURCHASE SALVAGEABLE MERCHANDISE WITH MISSING CHILDREN AWARENESS FOUNDATION, INC.

          On December 1, 1993, the Company entered into an agreement to solicit salvageable merchandise for the Missing Children Awareness Foundation, Inc. ("MCAF"), a Florida not-for-profit corporation. MCAF shall pay the Company on a monthly basis a fee equal to fifteen percent (15%) of the total gross sales of the merchandise in excess of $1,600 per month to be sold by an affiliate of the Company, plus reimbursement of all expenses incurred by the Company in fulfilling its obligations pursuant to such agreement, provided however, that in no event shall the total fee, including expense reimbursements, exceed fifty percent (50%) of the total gross sales price of the merchandise. The fee shall be paid monthly to the Company within twenty (20) days following the end of each calendar month. The term of this agreement shall be for a period of five (5) years, commencing on December 1, 1993, and terminating on November 30, 1998, with one (1) five (5) year renewal option commencing December 1, 1998, unless terminated sooner or extended pursuant to the terms and conditions of this agreement.

          Also on December 1, 1993, TSSB entered into an agreement to purchase salvageable merchandise from MCAF. Pursuant to such agreement, MCAF agreed to sell to TSSB all merchandise received as contributions. The price to be paid to MCAF shall be based upon a percentage of the gross sales price of such merchandise. For the purpose of the agreement, the term "gross sales" shall mean the income derived from the sale of the merchandise. The purchase price shall be equal to the greater of (i) $1,600 per month or (ii) 20% of the gross sales of the merchandise per month, payable monthly, based upon gross sales of merchandise during the preceding calendar month.

          The term of this agreement shall be for a period of five (5) years, commencing on December 1, 1993 and terminating on November 30, 1998, with one (1) five (5) year renewal option, commencing on December 1, 1998, unless terminated sooner or extended pursuant to the terms and conditions of this agreement.

          The net effect of the above agreements results in the Company paying a 5% fee on gross sales derived from donated merchandise. During the first quarter 1996 the Company renegotiated its agreements with MCAF and effective January 1, 1996 the Company's fee on gross sales for all merchandise will be 2%. All other terms of the December 1, 1993 agreement remain in effect.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Cont'd)

     c) AGREEMENT TO SOLICIT AND PURCHASE SALVAGEABLE MERCHANDISE WITH THE TEMPLE BETH AHM ISRAEL

          On February 1, 1994, HTMI entered into an agreement to solicit salvageable merchandise for the Temple Beth Ahm Israel ("TBAI"), a Florida not-for-profit corporation. Pursuant to such agreement, TBAI has retained the services of HTMI to solicit and gather merchandise on its behalf. TBAI shall pay HTMI on a monthly basis a sum equal to fifteen percent (15%) of the total gross sales of the merchandise in excess of $10,000 per month to be sold by an affiliate of HTMI, plus reimbursement of all expenses incurred by HTMI in fulfilling its obligations pursuant to such agreement, provided however, that in no event shall the total fee, including expense reimbursements, exceed fifty percent (50%) of the total gross sales price of the merchandise. The fee shall be paid monthly to HTMI within five (5) days following the charity's receipt of the fee due the charity from HTI. (See below for agreement to purchase salvageable merchandise). In the event HTI fails to pay TBAI, TBAI shall have no obligation to pay HTMI. The term of this agreement shall be for a period of five (5) years, commencing on February 1, 1994, and terminating on February 1, 1999, with one (1) five (5) year renewal option commencing February 1, 1999, unless terminated sooner or extended pursuant to the terms and conditions of this agreement.

          Also on February 1, 1994, HTI entered into an agreement to purchase salvageable merchandise from TBAI. Pursuant to such agreement, TBAI agreed to sell to HTI all merchandise received as contributions. The price to be paid to TBAI shall be based upon a percentage of the gross sales price of such merchandise. For the purpose of the agreement, the term "gross sales" shall mean the income derived from the sale of the merchandise. The purchase price shall be equal to the greater of (i) $10,000 per month or (ii) 21% of the gross sales of the merchandise, payable monthly, based upon gross sales of merchandise during the preceding calendar month.

          The term of this agreement shall be for a period of five (5) years, commencing on February 1, 1994, and terminating on February 1, 1999, with one (1) five (5) year renewal option, commencing on February 1, 1999, unless terminated sooner or extended pursuant to the terms and conditions of this agreement.

          The net effect of above agreements results in the Company paying a 6% fee on gross sales derived from donated merchandise. During the first quarter of 1996 the Company renegotiated its agreement with TBAI and effective January 1, 1996 the Company's fee on net sales of all merchandise will be 3%. All other terms of the February 1, 1994 agreement remained in effect.

     d)   PURCHASE COMMITMENT AGREEMENTS

          i) On October 21, 1994, the Companies entered into a purchase commitment agreement with All Round Recycling, Inc. ("All Round"), a Florida Corporation, for the purpose of purchasing approximately two (2) container loads of property per week with each container containing between 13,000 and 20,000 pounds of property. For the years ended December 31, 1996 and 1995, the Companies purchased $762,951 and $399,644, respectively of property from All Round.

              The term of this agreement shall be for one (1) year commencing October 21, 1994, and shall be automatically renewed for subsequent one (1) year periods unless either party cancels this agreement with thirty (30) days written notice to the other party prior to the end of a one year term.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Cont'd)

     d)   PURCHASE COMMITMENT AGREEMENTS (Cont'd)

          ii) On December 21, 1995, the Companies entered into a second purchase commitment agreement with All Round for the purpose of purchasing the entire collection of property gathered by All Round. The Companies and All Round have agreed to share certain delivery costs with the Companies paying all other costs. The term of this second purchase agreement shall be for two (2) years with a two (2) year option which must be exercised within thirty (30) days prior to the end of the first term.

     e)  DEPENDENCE ON CHARITABLE DONATIONS

         The Companies primary source of revenues is through its sales of charitable property donated. A recession or change in the tax laws could materially adversely effect the Company's business, operations, revenues and prospects since a material portion of the Company's sales are dependent on charitable contributions.

     f)  Operating leases

         The Companies lease properties and equipment under non-cancelable operating lease agreements which expire through December 2001 and require minimum annual rentals. Certain leases provide for renewal options to extend the leases up to an additional seven (7) years. Below is a summary of each of the Company's subsidiary's respective lease terms, including a summary of the aggregate future minimum lease payments due under these noncancelable leases.

         i) TSSB leases its location pursuant to a non-cancelable operating lease which commenced on May 1, 1996 and expires on April 30, 2001. The lease contains an option to renew for one (1) successive five (5) year period under the same terms and conditions, except that the rent for each option year shall increase five (5) percent per annum. TSSB shall pay the landlord the following sums: year 1, $96,900, year 2, $101,745, year 3, $106,832, year 4, $112,174, and year 5, $117,783.

          ii) NBCI leases its location pursuant to a non-cancelable operating lease which commenced on May 22, 1995 and expires on or about May, 2000. The lease contains two (2) successive renewal options each for a period of five (5) years. All terms and conditions of the lease shall remain the same during the first and second option period as they were during the initial term, except for rent increases. NBCI shall pay the landlord year 1, $60,300, year 2, $65,325, year 3, $75,375, year 4, $85,425 and year 5,
              $90,450. In addition to rent payments, NBCI is liable for its pro-rata shares of real estate taxes assessed. NBCI receives a rent credit of $1 per square foot while the floor space adjacent to its location remains vacant. As of December 31, 1996 this space was vacant and NBCI was receiving the credit.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Cont'd)

     f)   OPERATING LEASES (Cont'd)

          iii) TSWD leases its location pursuant to a non-cancelable operating lease which commenced on November 1, 1992 and expires on October 31, 1999. The lease contains an option to renew for one (1) seven year period under the same terms and conditions as the initial term. Annual rent increases are based upon the consumer price index ("CPI") from a minimum of 4% to a maximum of 8%, except for the first year whereby the increase was $1 per square foot or $10,500. The initial rent expense was $55,125 per annum.

         iv) TSSB leases its location pursuant to a non-cancelable operating lease which commenced on May 1, 1996 and expires on April 30, 2001. The lease contains an option to renew for one (1) successive five (5) year period under the same terms and conditions, except that the rent for each option year shall increase five (5) percent per annum. TSSB shall pay the landlord the following sums: year 1, $93,516, year 2, $98,192, year 3, $103,102, year 4, $108,257, and year 5, $113,670.

         v) TMI leases an automobile pursuant to a non-cancelable operating lease dated September 3, 1996 and expiring September 3, 1999. The lease requires monthly payments of $518. The Company is responsible for all registration, maintenance and insurance costs.

         vi) TMI leases an automobile pursuant to a non-cancelable operating lease dated January 11, 1996 and expiring April 11, 1998. The lease requires monthly payments of $615. The Company is responsible for all registration, maintenance and insurance costs.

         Total rent expense for the years ended December 31, 1996 and 1995 amounted to $339,761 and $289,062, respectively.

         A schedule of consolidated future minimum rental payments is as follows:

                Year ending
               December 31,
               ------------
                   1997                                             $       357,411
                   1998                                                     374,041
                   1999                                                     393,359
                   2000                                                     410,370
                   2001                                                     430,537
                                                                    ---------------
                                                                    $     1,965,718
                                                                    ===============


     g)  CONSULTING AGREEMENT - TSWD

         On October 1, 1992, TSWD entered into a seven year consulting agreement with the previous 50% stockholder of TSSB. Said consultant is responsible for all facets of day to day operations, and shall devote such time and attention as deemed necessary in order to accomplish the objectives of the Company. However, in no event shall consultant devote less than 10 hours per week. As consideration, the consultant shall be paid an amount equal to 3% of the monthly gross sales only if such sales exceed $70,000.

         On January 1, 1995, the consulting agreement was amended whereby the consultant shall receive as consideration 3% of the first $90,000 of monthly gross sales and 4% of gross sales in excess of $90,000 only if gross sales exceed $70,000 for the month.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Cont'd)

     g)   CONSULTING AGREEMENT - TSWD (Cont'd)

          On October 1, 1995, the consulting agreement was further amended whereby pursuant to such amendment, the consultant shall be paid 2% of the monthly gross only if such gross sales exceed $70,000 per month. Consulting fee expense for the year ended December 31, 1996 and 1995 amounted to $38,547 and $62,593, respectively.

     h)   LEGAL MATTERS

          On December 3, 1987, the Jewish Home, a not-for-profit corporation, filed an action against a previous stockholder in United States District Court alleging trade name infringement and unfair competition. The Company's majority stockholder and the Companies were not a party to such action. During December 1993, the Court entered a final judgement in favor of Jewish Home which included both a damage award and a grant of injunctive relief against the Companies' previous stockholder ("Weiner").

          During February 1994, the Jewish Home filed a motion for contempt against the now majority stockholder of the Company alleging violations of the injunction, notwithstanding the fact that the Companies were not party to the original action. On October 23, 1994 the Companies settled with the Jewish Home and the agreement provided for the Companies to use a trade name approved by the Jewish Home. In return for the use of this trade name the Companies were required to pay the Jewish Home a fee of $20,000. Simultaneously, Weiner relinquished his rights to receive further payments from the Companies under non-competition agreements, whereby the balance due to Weiner plus the additional fee were assigned to the Jewish Home. On October 23, 1994 amounts payable to the Jewish Home amounted to $146,188 including imputed interest of $16,777. $8,300 of the settlement amount was paid in November and December 1994, with the balance payable in equal payments of $3,320 including imputed interest at an annual rate of 7.50% over a 41 month period ending in April 1998. Such payments were secured by a promissory note and a pledge of all the capital stock of the Companies. On May 28, 1996, the Company liquidated amounts due to the Jewish Home and the aforementioned capital stock of the Companies was released.

     i)   STOCK OPTION PLAN

          The Company has adopted the 1996 Stock Option Plan, ("1996 Plan") under which options to acquire up to 1,000,000 shares of Common Stock may be granted. The 1996 Plan is designed to serve as an incentive for retaining qualified and competent employees, directors, consultants and independent contractors of the Company. The 1996 Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Code) and nonstatutory stock options. As of December 31, 1996 the Company has granted 700,000 options to its President. (See
          Note 11j for additional information).

     j)   EXECUTIVE EMPLOYMENT AGREEMENT

          The Company entered into a five year employment agreement with its newly elected President. The employment agreement which is effective June 1, 1996, provides for an annual base salary of $286,000 (subject to a 10% annual automatic cost-of-living increase), an annual bonus in an amount equal to 1% of the Company's annual gross revenues subsequent to the date of the agreement, payment of life insurance premiums of approximately $12,000 annually and an automobile allowance of $1,500 per month.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Cont'd)

     j)   EXECUTIVE EMPLOYMENT AGREEMENT (Cont'd)

          In connection with the employment agreement, the President was also granted non-statutory performance options under the Company's 1996 Plan which was formed pursuant to the private offering memorandum to purchase originally 350,000 shares of common stock. In connection with the amendment to the letter of intent, during October 1996, the number of options granted to the Company's President was increased to 700,000. Of the total amount granted, 125,000 of such options will vest upon the opening or acquisition by the Company of the first new thrift store or related business following the consummation of the IPO and additional 125,000 will vest when such first new thrift store or related business has operated profitably for one year. Similarly, 125,000 and 100,000 of such options will vest upon the opening or acquisition by the Company of each of the next two thrift stores or other businesses, respectively, and 125,000 and 100,000 will vest when such two thrift stores or related business, respectively, operate profitably for one year. Subject to such vesting, the options will be exercisable upon the later of (i) six months after consummation of the IPO (June 11, 1997) or (ii) six months after the date of grant, and will expire 10 years from the date of grant. The exercise price of the options is $5.00 per share. As of December 31, 1996, no options were vested.

NOTE 12 - STOCKHOLDERS' EQUITY

     a)   COMPONENTS OF STOCKHOLDER'S DEFICIENCY PRIOR TO THE REORGANIZATION

          The combined stockholder's deficiency for the Companies prior to the reorganization consisted of the following at December 31, 1995:

                                                       Common Stock       Additional    Retained
                                                                              Par        Paid-in     Earnings
               Name of Company                     Authorized     Issued     Value       Capital   (Deficiency)
               ---------------                     ----------     ------  ----------    --------   ------------

          Thrift Management, Inc.                     1,000         100     $   100    $    --     $ (67,638)
          Hallandale Thrift Management                1,000         500         500         --        (3,838)
          Thrift Shops of South Broward, Inc.         1,000         500         500         --       (51,109)
          Thrift Shops of West Dade, Inc.               100         100         100         --         5,060
          Hallandale Thrift, Inc.                     1,000         500         500        9,540      63,454
          North Broward Consignment, Inc.             1,000         500         500                 (136,938)
                                                                            -------    ---------   ---------
                                                                            $ 2,200    $   9,540   $(191,009)
                                                                            =======    =========   =========

          The Companies made cash distributions to their then sole stockholder of $283,384 and $104,500 respectively for the years ended December 31, 1996 and 1995.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 12 - STOCKHOLDERS' EQUITY (Cont'd)

     b)   PRIVATE PLACEMENT

          On February 29, 1996, the Company completed a private placement originally selling 500,000 shares of common stock and 200,000 common stock purchase warrants ("Warrants") to purchase one share of common stock each to a single investor in a private transaction for an aggregate of $250,000. The Company received a $250,000 promissory note which beared interest at seven percent (7%) per annum and was initially due on May 29, 1996 and extended to July 15, 1996. Such note was paid in full on August 2, 1996. The proceeds from the private placement will be used for general working capital purposes, including establishment of one additional thrift store. During October 1996, such investor and the Company agreed to modify the private transaction, whereby the number of shares were reduced to 300,000 and the warrants were increased to 600,000. The Company has agreed to register under the Securities Act of 1933, as amended, the resale of 100,000 of the 300,000 shares in the Company's Initial Public Offering ("IPO"). However, during December 1996, the Company and the underwriter amended such registration whereby it registered 285,000 of such shares. (See Note 12e for additional information). The Company shall bear all fees and expenses related to this initial registration. The remaining 15,000 shares and the 600,000 warrants are being concurrently registered on behalf of the selling security holders under a selling security holders' prospectus.

     c)   CONFIDENTIAL PRIVATE OFFERING MEMORANDUM

          Pursuant to a confidential private offering memorandum (the "Offering") dated March 4, 1996, the Company originally offered to accredited investors, for a period of sixty (60) days, units at a purchase price of $25,000 per unit through a placement agent. Each unit consisted of 20,000 shares of common stock and 10,000 warrants. Each warrant was exercisable for a period of four (4) years commencing one year from the date of issuance to purchase one share of common stock at a purchase price of $4.80 per share. On May 3, 1996, the offering period was extended by mutual agreement.

          The Company offered a minimum of six (6) units ($150,000) (the "Minimum Offering") and a maximum of twenty (20) units ($500,000) (the "Maximum Offering"). During May 1996, the Company sold all twenty (20) units which yielded net proceeds to the Company of $430,000. During October 1996, the Company amended the offering by decreasing the number of shares in each unit sold from 20,000 shares to 15,000 shares. Accordingly, the Company has issued 300,000 shares in connection with the modified offering.

          The Company originally agreed to register under the Securities Act of 1933, as amended, the resale of the 300,000 shares in the Company's IPO. The Company was to bear all fees and expenses related to this initial registration. Concurrently with the Company's IPO, the 200,000 warrants issued in connection with the private offering memorandum were to be registered on behalf of the selling security holders' under a selling security holders prospectus. During December 1996, in order to comply with NASD rules, the Company agreed that upon completion of the IPO, it will re-acquire such shares of Common Stock and Common Stock Purchase Warrants for an aggregate of $500,000 as originally paid by such Accredited Investors. Accordingly, a portion of the proceeds from the IPO have been used to repurchase such securities.

          The placement agent received a commission equal to nine (9%) percent of the price of each unit sold and a non-accountable expense allowance equal to three (3%) percent of the price of each unit.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 12 - STOCKHOLDERS' EQUITY (Cont'd)

     d)   REORGANIZATION

          On May 31, 1996, TMI acquired all of the issued and outstanding capital stock of its affiliates from its sole stockholder in exchange for a total of 1,200,000 shares of common whereby 1,050,000 common shares and 250,000 shares of Series A Preferred Stock were issued to the prior sole stockholder and 150,000 shares were issued to the former President/Director of the Companies for nominal consideration pursuant to the exercise of an option. Simultaneously, TMI effected a twelve thousand (12,000) for one (1) stock split of its previous 100 outstanding shares of common stock. As a result of the reorganization, each of the affiliated corporations became wholly-owned subsidiaries of the Company. Accordingly, the Company has presented consolidated financial statements as of December 31, 1996 and for the year then ended.

          The Company's authorized capital stock after the reorganization consists of 15,000,000 shares of common stock, par value $.01 per share, and 1,500,000 shares of preferred stock, par value $.01 per share. The financial statements give retroactive effect to the reorganization of the Company's capital structure.

     e)   INITIAL PUBLIC OFFERING

          On January 22, 1996, the Company signed a letter of intent with an underwriter, which was subsequently amended during December 1996, with respect to an IPO of units of securities on a "Firm Commitment" basis. The Company was to offer 585,000 units at an IPO price of approximately $8.60 per unit, for an aggregate public offering of approximately $5,031,000.

          During December 1996, the Company and the underwriter agreed to amend the offering whereby the Company offered a total of 900,000 units. Each unit consisted of one share of Common Stock, (the "Common Stock") par value $.01 per share and one redeemable warrant (the "Warrant") to purchase one share of Common Stock for $5 per share. The 900,000 shares of Common Stock and Warrants were offered to the public at $5.00 and $.75 each respectively. As an additional incentive to Company's President and majority stockholder, the Company agreed to pay $150,000 to its President in the form of a bonus for reimbursement for taxes for the distributions as discussed in Note 12a. The Company has accrued such bonus as of December 31, 1996 and the bonus was paid during January 1997.

          The offering was completed December 11, 1996 yielding the Company net proceeds of $2,596,950 after deducting underwriter selling expenses and non-accountable expense allowance, and purchase of securities previously sold. (See Note 12c for additional information). Simultaneously with the offering, the Company charged all offering costs incurred to additional paid-in capital which totalled $653,050. Of the 900,000 shares of Common Stock included in the 900,000 units offered, 615,000 shares were offered by the Company and 285,000 shares were offered by the holders thereof (the "initial selling shareholders") directly to the Company's underwriter on the same terms and conditions as the Company. The Company did not receive any of the proceeds from the sale of the shares of common stock by the initial selling shareholders. Accordingly, the gross offering proceeds to the Company was $3,750,000.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 12 - STOCKHOLDERS' EQUITY (Cont'd)

     e)   INITIAL PUBLIC OFFERING (Cont'd)

          The Warrants are exercisable for a period of five years commencing one year from the date of issuance, subject to prior redemption. The Warrants may be redeemed by the Company on 30 days' notice at any time after one year from the date of issuance at a redemption price of $.10 per Warrant if the closing bid price of the Common Stock for 20 consecutive trading days ending on the 15th day prior to the date notice of redemption was given by the Company has been at least 150% of the exercise price then in effect. The Common Stock and Warrants are detachable and separately tradeable immediately upon issuance.

          In order to cover over-allotments, the Company granted the underwriter the over-allotment option to purchase all or part of an additional fifteen percent (15%) or 135,000 of the units for a period of thirty
          (30) calendar days from the date of the closing. The over-allotment shall be exercisable by the underwriter in whole or in part, from time to time during the over-allotment period and resold to the public on the same terms as the units. The over-allotment option was not exercised by the underwriter upon completion of the IPO.

          As additional compensation to the underwriter, the Company issued five-year warrants, exercisable after one year, to purchase 90,000 units at $9.49 per unit. Lastly, the underwriter entered into a three-year consulting agreement with the Company as financial consultants for a total fee of $75,000, which was paid in full as of December 31, 1996.

NOTE 13 - RELATED PARTY TRANSACTIONS

     a)   ADVANCES TO STOCKHOLDER

          As of December 31, 1996, the Company has advanced $189,473 to its majority stockholder. The advances are non-interest bearing and will be repaid over a three year period commencing December 5, 1996, the effective date of the Company's IPO as pursuant to the letter of intent.

     b)   COVENANTS NOT TO COMPETE

          In connection with a non-competition agreement with a former stockholder for a period of six years the Company agreed to pay $182,500 as consideration for said individuals agreeing not to engage in any facet of the thrift shop business within a defined geographic area. Pursuant to a final judgement against such previous stockholder, the previous stockholder relinquished his rights to receive further payments from the Companies under the non-competition agreements.

     c)   DEFERRED COMPENSATION AGREEMENT

          Pursuant to a deferred compensation agreement dated March 10, 1995 with the Companies' former President, upon liquidation of any of the consolidated companies, such liquidating entity shall pay the former President the sum of five (5%) percent of the gross sales proceeds from such liquidation payable fifty (50%) percent in the first year after liquidation and 50% in the second year after liquidation.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 13 - RELATED PARTY TRANSACTIONS (Cont'd)

     d)   DUE TO STOCKHOLDERS

          As of December 31, 1996, the Company's President and majority stockholder of the Company is owed $208,540. Such amount is composed of $150,000 representing a bonus for reimbursement of taxes associated with dividend distributions, (see Note 12e) $22,464 for unpaid dividend distributions through May 31, 1996, and $36,076 for the annual bonus in the amount equal to 1% of the Company's annual gross revenue since June 1, 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

NAME                                 AGE                      POSITION
----                                 ---                      --------
Marc Douglas                          37                      President, Chief Executive Officer
                                                              and Director

Ileen Little                          58                      Vice President, Secretary and Director


         MARC DOUGLAS: Mr. Douglas founded the Company in 1991 and has served as its Chief Operating Officer since its inception, and, in February 1996, was elected President and a Director. Prior thereto, Mr. Douglas was Executive Director of Thrift Shops of West Broward, Inc., and Southeast Thrift Shops of South Broward, Inc., since 1986 and 1990, respectively. Mr. Douglas received his A.A. in Business from Miami Dade College and his B.S. in Business from Florida International University, Miami, Florida. Mr. Douglas is Ms. Little's son.

         In 1985, Marc Douglas, the Chief Executive Officer, President and a Director of the Company, pled guilty to one count of wire fraud in a federal criminal action arising from his employment from 1980 to 1982 as a salesman of oil and gas leases for U.S. Oil & Gas Corporation. Mr. Douglas was sentenced to a 90-day jail term and five years' probation and, in addition, entered into a settlement agreement in a related civil action brought by the Federal Trade Commission, in connection with which he paid $65,000 as restitution.

         In 1989, Mr. Douglas, his spouse and M.J.S.S. Enterprises, Inc., a corporation for which Mr. Douglas was an officer, filed for bankruptcy protection. Both the personal and corporate bankruptcies were discharged in 1990.

         ILEEN LITTLE: Ms. Little is currently the Vice President, Secretary and a Director of the Company. From its inception until February 1996, when she was elected to her current position, she acted as President and a Director of the Company. Prior to joining the Company, Ms. Little was President of Thrift Shops of West Broward, Inc., and Southeast Thrift Shops of South Broward, Inc., two companies which she co-founded in 1986 and 1990, respectively.

Ms. Little received her B.S. in business from Brooklyn College. Ms. Little is Mr. Douglas' mother.

         In addition to the foregoing, until December 1999, the Underwriter had the right to designate a representative as an advisor to, or in lieu thereof, as a member of the Company's Board of Directors. The Underwriter has not identified its designee as of the date of this Report. The Company is seeking to appoint at least two non-employee directors to the Board of Directors and intends to establish audit and compensation committees of the Board composed of a majority of outside directors.

         Although the Company currently has no policy with respect to director compensation, it is anticipated that non-employee directors of the Company will receive some form of compensation, which may be in cash not to exceed $10,000 per year or stock options, and reimbursement for expenses incurred in connection with their attendance at Board of Directors meetings.

         Directors of the Company hold their offices until the next annual meeting of the Company's shareholders and until their successors have been duly elected and qualified or their earlier resignation, removal from office or death. There are currently no committees of the Board of Directors.

         Officers of the Company serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of the Company's shareholders and until their successors have been chosen and qualified.

ITEM 10.  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth information with respect to the total compensation earned by, or paid to, the Company's Chief Executive Officer and President for services rendered to the Company during 1996 and 1995. The Company's other executive officer did not earn total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 1996.

                                                                                                 Long-term
                                                     Annual Compensation                    Compensation Awards
                                              ---------------------------------------       -------------------
                                                                        Other Annual        Shares Underlying
Name and Principal Position          Year     Salary($)    Bonus($)    Compensation($)          Options (#)
---------------------------          ----     ---------    --------    ---------------       ------------------
Marc Douglas                         1996      297,000     150,000           (1)                  700,000(3)
Chief Executive Officer
  and President

                                     1995      265,000       -0-             (1)                     -0-


----------
(1) Perquisites and other personal benefits paid to the named executive officer for 1996 and 1995 did not exceed 10% of the total of annual salary and bonus reported.

(2) See Part II, Item 6 above for information regarding dividend distributions to Mr. Douglas during 1996 and 1995 from the Company and the Subsidiaries prior to the Reorganization.

(3)      See "Executive Employment Agreement" below.

         EXECUTIVE EMPLOYMENT AGREEMENT. Effective as of June 1, 1996, the Company entered into an employment agreement with Marc Douglas, its Chief Executive Officer and President for a term of 60 months. At the end of each 12-month period of the term of the employment agreement, the term will automatically be extended for one additional 12-month period unless the Company or Mr. Douglas gives written notice of the intent not to renew to the other party at least 90 days prior to the end of such period. The employment agreement provides for a base salary of $286,000 (subject to 10% annual automatic cost-of-living increases), an annual bonus in an amount equal to 1% of the Company's annual gross revenues subsequent to the date of the agreement, and an automobile allowance of $1,500 per month. The employment agreement generally provides that Mr. Douglas will continue to receive his salary until the expiration of the term of the employment agreement is terminated by the Company for any reason other than death, disability or Cause (as defined in the employment agreement), or for a period of 12 months after termination of the employment agreement as a result of his disability, and that Mr. Douglas' estate will receive a lump sum payment equal to one year's salary plus a pro rata portion of any bonus to which he is entitled upon termination of the employment agreement by reason of his death. The employment agreement also prohibits Mr. Douglas from directly or indirectly competing with the Company for one year after termination of his employment agreement for any reason other than the Company's termination of his employment without Cause. If a Change of Control (as defined in the employment agreement) occurs, the employment agreement provides for the continued employment of Mr. Douglas until the later of three years following the Change of Control or the then-scheduled expiration date of the term of employment. The term "Change of Control," as defined in the employment agreement, generally means (i) any person's or group's acquisition of 20% or more of the combined voting power of the Company's outstanding securities, or (ii) in the event of any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, the persons who were directors of the Company prior to such transaction cease to constitute a majority of the Board of Directors following the transaction. In addition, following a Change of Control, if Mr. Douglas' employment is terminated by the Company other than for Cause or by reason of his death or disability, or for certain specified reasons (such as a representation or diminution of duties), Mr. Douglas will receive a lump sum cash payment equal to the greater of three times the aggregate compensation paid to him during the preceding year or the remaining salary, plus any applicable bonus, payable to him for the remaining term of the agreement.

         OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 1996 to the Company's Chief Executive Officer.

                                             Option Grants in Last Fiscal Year
                         ---------------------------------------------------------------------------
                          Number of
                            Shares                % of Total
                          Underlying            Options Granted        Exercise of
                            Options             to Employees in        Base Price        Expiration
   Name                  Granted(#)(1)            Fiscal Year           ($/Share)           Date
   -----                 -------------           ------------          ----------         ----------
Marc Douglas               700,000                    100                 5.00              5/31/06

----------
(1) Represents options granted under the Company's 1996 Stock Option Plan. Of the total amount granted, 125,000 of such options will vest upon the opening or acquisition by the

         Company of the first new thrift store or related business following the consummation of the Offering and 125,000 will vest when such first new thrift store or related business has operated profitably for one year. Similarly, 125,000 and 100,000 of such options will vest upon the opening or acquisition by the Company of each of the next two thrift stores or other businesses, respectively, and 125,000 and 100,000 will vest when such two thrift stores or related businesses, respectively, operate profitably for one year. Subject to such vesting, the options will be exercisable commencing June 11, 1997.

         STOCK OPTIONS HELD AT END OF 1995. The following table indicates the total number and value of exercisable and unexercisable stock options held by the Company's Chief Executive Officer as of December 31, 1996. No options were exercised by the Chief Executive Officer during 1995.

                                                               Value of Unexercised
                       Number of Unexercised                    In-the-Money Option
                    Options at Fiscal Year End                at Fiscal Year End(1)
                  -------------------------------         ------------------------------
   Name           Exercisable       Unexercisable         Exercisable      Unexercisable
   ----           -----------       -------------         -----------      -------------
Marc Douglas           --              700,000                 --             $525,000

----------
(1) Based on a closing price on December 30, 1996 (the last day of 1996 that a quotation was available) of $5.75 per share.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The Company's Board of Directors sets the compensation for the Company's executive officers. At present, the Board has not appointed a separate committee to perform this function.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth certain information, as of March 14, 1997 regarding the Company's Common Stock owned of record or beneficially by (i) each shareholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group. Except as otherwise indicated, each shareholder listed below has sole voting and investment power with respect to shares beneficially owned by such person.

                                               AMOUNT AND
                                                NATURE OF
                                               BENEFICIAL
                                                OWNERSHIP         PERCENT OF COMMON STOCK     PERCENT OF TOTAL
NAME AND ADDRESS                           OF COMMON STOCK(1)      BENEFICIALLY OWNED(1)      VOTING POWER(1)(2)
----------------                           ------------------      ---------------------      ------------------
Marc Douglas                                  1,050,000(3)                 50.0%                     76.9%
3141 W. Hallandale Beach Blvd.
Hallandale, Florida 33009

Ileen Little                                      -0-                       -0-                       -0-
3141 W. Hallandale Beach Blvd.
Hallandale, Florida 33009

1997 Marc Douglas                               150,000                     7.3%                      3.3%
Irrevocable Family Trust
c/o Barry Nelson, Esq., Trustee
19495 Biscayne Boulevard
Aventura, Florida  33180

All directors and executive                   1,050,000(3)                 50.0%                     77.0%
  officers as a group (two
  persons)


----------

(1) There are no currently outstanding options, warrants or other rights to purchase securities of the Company that are exercisable within 60 days. Therefore, for purposes of calculating the beneficial ownership and voting power, no shares of Common Stock underlying rights to purchase securities have been included.

(2) The Common Stock votes together with the Series A Preferred Stock on all matters, except as required by law. The Series A Preferred Stock entitles the holder to 10 votes per share and the Common Stock entitles the holder to one vote per share. Mr. Douglas holds 250,000 shares of Series A Preferred Stock, which are reflected in Mr. Douglas' percentage of total voting power.

(3) Does not include 150,000 shares of Common Stock held by the 1997 Marc Douglas Irrevocable Family Trust (the "Trust") of which Mr. Douglas is the beneficiary. Mr. Douglas does not exercise voting or dispositive control of the shares held by the Trust.

ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

REORGANIZATION

         In connection with the Reorganization, the Company acquired all of the outstanding capital stock of the Subsidiaries from Marc Douglas, effective as of May 31, 1996, in exchange for the issuance to Mr. Douglas of 1,050,000 shares of Common Stock and 250,000 shares of Series A Preferred Stock of the Company. The Reorganization was effected as a tax-free reorganization within the meaning of
Section 368(a)(1)(B) of the Code. As a result of the Reorganization, each of the Subsidiaries became a wholly owned subsidiary of the Company. The Company also effected, in connection with the Reorganization, a 12,000-for-1 split of its outstanding shares of Common Stock.

         Prior to the Reorganization, the Company and each of the Subsidiaries were treated for federal and state income tax purposes as S corporations under Subchapter S of the Code. As a result, earnings through the date of termination of the Company's and the Subsidiaries' S corporation status (the "Termination Date") have been and will be taxed for federal and state income tax purposes directly to the respective shareholders of the corporations. The Termination Date for the Company occurred on February 29, 1996, when the Company completed a private offering of shares of Common Stock and Warrants; the Termination Date for the Subsidiaries occurred upon completion of the Reorganization, May 31, 1996.

         The Company and the Subsidiaries have previously paid cash dividends to their respective shareholders, representing earnings distributions and funds necessary to pay federal and state income tax obligations attributable to earnings. For 1996 and 1995, such dividends totaled $283,384 and $104,500, respectively.

DEFERRED COMPENSATION AGREEMENT

         In March 1995, Thrift Shops of West Dade, Inc. ("TSWD"), a Subsidiary of the Company, entered into a deferred compensation agreement with Ileen Little, a director and executive officer of the Company. Pursuant to such agreement, Ms. Little will be entitled to receive 5% of the gross proceeds from the liquidation of the Company or any of the Subsidiaries, payable in two equal annual installments following such liquidation.

LOANS TO/FROM MARC DOUGLAS

         As of December 31, 1996, the Company's President and majority stockholder is owed $208,540. Such amount is composed of the $150,000 representing a bonus for reimbursement of taxes for dividend distributions, (see
Note 12(e) to the Financial Statements), $22,464 for unpaid dividend distributions through May 31, 1996 and $36,076 for the annual bonus in the amount equal to 1% of the Company's annual gross revenue since June 1, 1996.

         The Company has advanced Mr. Douglas monies from time to time on an interest-free basis, the amount of which totaled $189,473 as of December 31, 1996. Mr. Douglas and the Company have agreed that the advances to Mr. Douglas will be taken into income by

Mr. Douglas over a three-year period through December 1999. No further loans to or from Mr. Douglas are currently contemplated.

DISPUTE WITH MIAMI JEWISH HOME; AGREEMENT WITH FORMER SHAREHOLDER

         In February 1994, the Miami Jewish Home filed a motion for contempt against Mr. Douglas (as the sole shareholder of the Subsidiaries, prior to the Reorganization) alleging violations of an injunction awarded to the Miami Jewish Home in December 1993 against a former shareholder of one of the Subsidiaries and two other companies controlled by that shareholder. The injunction had been awarded, together with monetary damages, as a result of an action filed by the Miami Jewish Home in 1987 alleging trade name infringement and unfair competition by the former shareholder and his companies.

         Although neither Mr. Douglas, Ms. Little, TMI nor any of the Subsidiaries was party to the 1987 action, in November 1994, the Miami Jewish Home, Mr. Douglas and two of the Subsidiaries agreed to be bound by certain provisions of the injunction. As part of the settlement, the former shareholder relinquished his right to receive further payments under non-competition agreements entered into in 1993 with two of the Subsidiaries in connection with the termination of the former shareholder's and Mr. Douglas' business relationship. Mr. Douglas and the two Subsidiaries also agreed to pay the Miami Jewish Home the sum of $176,130, payable in installments through April 1997, and the sum of $20,000 for the use of a trade name approved by the Miami Jewish Home. Such payments were allocated to Mr. Douglas and each of the two Subsidiaries in proportion to their respective original obligations to the former shareholder. The payments were secured by a pledge of the capital stock of all of the Subsidiaries. The balance remaining of the settlement was paid in full in May 1996 and, accordingly, all of the shares of the Subsidiaries' capital stock were released and the Miami Jewish Home agreed to withdraw its motion with prejudice and waive any further claims thereunder.

         Pursuant to a consulting agreement with the Company, the former shareholder is entitled to receive 2% of the monthly gross sales of the Company's Hialeah store if that store's gross sales exceed $70,000 in such month. The agreement provides for a weekly draw of $600 against such compensation, with any necessary adjustments made within 14 days after the end of each month. The agreement terminates in October 1999.

COMPANY POLICY REGARDING TRANSACTIONS WITH AFFILIATES

         The Company believes that the transactions described above were on terms no less favorable to the Company than those that would be available from unaffiliated parties. The Company does not at the present time contemplate entering into additional related party transactions. In the future, the Company plans to present all proposed transactions with affiliated parties to the Company's Board of Directors for its consideration and approval. Any Board member who has an interest in such transaction will abstain from voting thereon.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBIT NO.        DESCRIPTION OF EXHIBIT                                               PAGE NO.
         -----------        ----------------------                                               --------

            3.1         Amended and Restated Articles of Incorporation of the
                        Company(1)
            3.2         Amended and Restated Bylaws of the Company(1)
            4.1         Statement of Designation of Series A Preferred Stock(1)
            4.3         Form of Common Stock Certificate(1)
            4.6         Form of Warrant Agent Agreement with attached Form of Warrant(1)
           10.1         Form of Employment Agreement with Marc Douglas*(1)
           10.2         1996 Stock Option Plan*(1)
           10.3         Purchase Commitment Agreement dated December 21, 1995 between the Company and All Around Recycling(1)
           10.4         Agreement to Purchase Salvageable Property between Hallandale
                        Thrift, Inc., d/b/a The Jewish Bargain Thrift Shop, and Temple
                        in the Pines,  d/b/a Beth Ahm Israel, as amended(1)
           10.5         Agreement to Solicit Salvageable Property between Hallandale
                        Thrift Management, Inc. and Temple in the Pines, d/b/a Beth Ahm
                        Israel, as amended(1)
           10.6         Agreement to Purchase Salvageable Property between Thrift Shops of South Broward, Inc. d/b/a the Community Thrift Shop, Thrift
                        Shops of West Dade, Inc. and Missing Children Awareness Foundation,
                        Inc., as amended(1)
           10.7         Agreement to Solicit Salvageable Property between the Company and
                        Missing Children Awareness Foundation, Inc., as amended*(1)
           21.1         Subsidiaries of the Registrant(1)
           27.1         Financial Data Schedule (SEC use only)                                    47


----------
*Management compensation plan or arrangement

(1) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form SB-2 (File No. 333-5190-A).



     (b) The Company did not file any Reports on Form 8-K during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THRIFT MANAGEMENT, INC.


DATE:  March 25, 1997                     By: /s/ Marc Douglas
                                              ---------------------------------
                                              Marc Douglas, President and Chief
                                              Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE:  March 25, 1997                     /s/ Marc Douglas
                                          -------------------------------------
                                          Marc Douglas, President, Chief
                                          Executive Officer and Director
                                          (Principal executive officer and
                                          principal financial and accounting
                                          officer)


DATE:  March 25, 1997                     /s/ Ileen Little
                                          -------------------------------------
                                          Ileen Little, Vice President,
                                          Secretary and Director