Form 10KSB/A
period 1996-12-31
THRIFT MANAGEMENT INC
filed 1997-04-18
CIK 1016611

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A


                                AMENDMENT NO. 1

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



         During the fourth quarter of 1996, the Company experienced a net loss from operations of approximately $150,000. The net loss from operations is principally attributable to selling, general and administrative expenses amounting to $1,039,512 for the fourth quarter of 1996, as compared to an increase in gross profit of only $886,465. The increase in expenses for the fourth quarter of 1996 was as a result of the following: (1) a one-time $150,000 payment to the Company's President for reimbursement of taxes on S Corporation dividends earned through May 31, 1996 (see "Liquidity and Capital Resources," below); (2) a $36,076 year-end bonus to the Company's President based upon 1% of the Company's annual gross sales since June 1996, pursuant to the President's employment agreement with the Company; (3) additional professional fees and expenses totaling approximately $60,000 incurred prior to year end, including the fees and expenses incurred in connection with the Company's year-end audit and related filings; and (4) approximately $85,000 of miscellaneous operating expenses associated with an increase in sales for the fourth quarter. The $150,000 tax reimbursement payment is a non-recurring item. The Company may, however, incur increased expenses for the last quarter of future years, due in part to the seasonal nature of the Company's sales and the terms of the President's employment agreement with the Company.


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

         Prior to the effective date of the Reorganization, the Company paid dividends or distributions to its shareholders because the Companies had Subchapter S corporation tax status, whereby taxable income from each corporation flows to the shareholders. Accordingly, no tax is recognized at the corporate level, and tax on the Company's income is recognized on the individual level. Hence, in order for the shareholders to pay the personal tax liability, the Company must distribute income sufficient to cover the individual tax liability. The Company made cash distributions to its shareholders of $283,384 and $104,500 for 1996 and 1995, respectively. The distributions totaling $283,384 for 1996 reflected an adjustment made by the Company during the fourth quarter of 1996 upon the audit of its December 31, 1996 financial statements. Such adjustment reflects a capitalized major repair to one of the Company's stores that occurred prior to May 31, 1996, the effective date of the Reorganization. This expenditure was originally charged to operations prior to the effective date of the Reorganization and was reflected as such in the Company's September 30, 1996 unaudited financial statements. In the Company's December 31, 1996 audited financial statements, this expenditure was reclassified as a capital improvement. As a result of such reclassification, the Subchapter S corporation distributions for 1996 increased to a total of $283,384, as compared to the unaudited amount of $260,920 reported at September 30, 1996.


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

         The Company and the Subsidiaries have previously paid cash dividends to their respective shareholders, representing earnings distributions and funds necessary to pay federal and state income tax obligations attributable to earnings. For 1996 and 1995, such dividends totaled $283,384 and $104,500, respectively. See "Management's Discussion and Analysis or Plan of Operations" under Part II, Item 6 of this Report.


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

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          THRIFT MANAGEMENT, INC.


DATE:  April 16, 1997                     By: /s/ Marc Douglas
                                              ---------------------------------
                                              Marc Douglas, President and Chief
                                              Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE:  April 16, 1997                     /s/ Marc Douglas
                                          -------------------------------------
                                          Marc Douglas, President, Chief
                                          Executive Officer and Director
                                          (Principal executive officer and
                                          principal financial and accounting
                                          officer)


DATE:  April 16, 1997                     /s/ Ileen Little
                                          -------------------------------------
                                          Ileen Little, Vice President,
                                          Secretary and Director