Form 10QSB
period 1997-03-31
THRIFT MANAGEMENT INC
filed 1997-05-15
CIK 1016611

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                                   --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------

Commission File No.                   333-5190-A

                            THRIFT MANAGEMENT, INC.
                            -----------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

              Florida                                         65-0309540
              -------                                         ----------
  (State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
  Incorporation or Organization

   3141 W. Hallandale Beach Boulevard
          Hallandale, Florida                                   33009
   ----------------------------------                           -----
(Address of Principal Executive Offices)                      (Zip Code)


Issuer's telephone number, including area code:     954-985-8100
                                                  --------------


Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

       YES  X   / NO
          ----       ----

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practical date: At May 14, 1997, there were outstanding 2,115,000 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format:  YES     / NO  X
                                                   ----      ----

                            THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB


PART I--FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of March 31, 1997 (Unaudited)....    3

Condensed Consolidated Statements of Operations for the Three Months
   Ended March 31, 1997 and 1996 (Unaudited).............................    4

Condensed Consolidated Statements of Cash Flows for the Three Months
   Ended March 31, 1997 and 1996 (Unaudited).............................    5

Notes to the Condensed Consolidated Financial Statements (Unaudited).....  6-7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ....................................... 8-10

PART II--OTHER INFORMATION

Item 5. Other Information ...............................................   11

Item 6. Exhibits and Reports on Form 8-K ................................   11

Signatures ..............................................................   12


PART I - FINANCIAL INFORMATION

Item 1.


                            THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 March 31, 1997


ASSETS

CURRENT ASSETS
   Cash                                                               $        895,697
   Short term investments                                                    1,408,885
   Merchandise inventories                                                     152,735
   Prepaid expenses                                                            139,928
   Advances to stockholder - current                                            63,156
   Deferred tax assets                                                          49,500
   Other                                                                        12,303
                                                                      ----------------

           TOTAL CURRENT ASSETS                                              2,722,204

EQUIPMENT, FIXTURES AND IMPROVEMENTS, net                                      267,454

ADVANCES TO STOCKHOLDER - NON CURRENT                                          110,528

PREPAID EXPENSES - NON CURRENT                                                  43,750

COVENANTS NOT TO COMPETE, net                                                   54,213

OTHER ASSETS                                                                    72,134
                                                                      ----------------
           TOTAL ASSETS                                               $      3,270,283
                                                                      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                   $        239,000
   Accrued expenses                                                            223,248
   Current portion of notes payable                                              4,665
                                                                      ----------------

                TOTAL CURRENT LIABILITIES                                      466,913

NOTES PAYABLE, less current portion                                              8,535
                                                                      ----------------
                TOTAL LIABILITIES                                              475,448
                                                                      ----------------
COMMITMENTS

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, authorized 1,500,000 shares,
       issued and outstanding 250,000 shares                                     2,500
   Common stock, $.01 par value, authorized 15,000,000 shares,
       issued and outstanding 2,115,000 shares                                  21,150
   Additional paid-in capital                                                3,019,066
   Accumulated deficit                                                        (247,881)
                                                                       ---------------

                TOTAL STOCKHOLDERS' EQUITY                                   2,794,835
                                                                       ---------------

                TOTAL LIABILITIES AND STOCKHOLDERS'
                    EQUITY                                             $     3,270,283
                                                                       ===============


                            THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  Three Months Ended March 31,
                                                           -----------------------------------------
                                                                  1997                  1996
                                                           -------------------   -------------------
Net sales                                                  $         1,820,550   $         1,526,933

Cost of goods sold                                                     848,376               666,917
                                                           -------------------   -------------------

                GROSS PROFIT                                           972,174               860,016
                                                           -------------------   -------------------

Selling, general and administrative expenses                           830,991               602,202
Officer's bonus incentive                                               18,206                88,018
                                                           -------------------   -------------------

                TOTAL EXPENSES                                         849,197               690,220
                                                           -------------------   -------------------

                INCOME BEFORE INTEREST
                    EXPENSE (INCOME) AND
                    INCOME TAXES                                       122,977               169,796

Interest expense                                                           354                 2,486
Interest income                                                        (16,378)               (2,901)
                                                           -------------------   -------------------

                INCOME BEFORE INCOME
                    TAXES                                              139,001               170,211

                INCOME TAX EXPENSE                                      71,000                   NIL
                                                           -------------------   -------------------
NET INCOME                                                 $            68,001   $           170,211
                                                           ===================   ===================


Earnings per common equivalent share
   Primary:
       Net income before income tax expense                $              0.06   $              0.13
                                                           ===================   ===================
       Income tax expense                                  $             (0.03)                  NIL
                                                           ===================   ===================
       Net income                                          $              0.03   $              0.13
                                                           ===================   ===================

Weighted average number of common shares
   outstanding                                                       2,115,000             1,303,333
                                                           ===================   ===================

Pro forma data:
   Income before pro forma income tax provision                                  $           170,211
   Pro forma income tax provision                                                             23,500
                                                                                 -------------------
   Pro forma net income                                                          $           146,711
                                                                                 ===================

Pro forma earnings per common equivalent share:
   Net income before pro forma income tax provision                              $              0.13
                                                                                 ===================
   Pro forma income tax provision                                                $              0.02
                                                                                 ===================
   Pro forma net income                                                          $              0.11
                                                                                 ===================

                            THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                                  Three Months Ended March 31,
                                                             -----------------------------------------
                                                                    1997                  1996
                                                             -------------------   -------------------
Cash flows from operating activities:
   Net income                                                $            68,001   $           170,211
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                      23,012                18,990
       Loss on sale of fixed assets                                       (1,684)                   -
       Deferred income taxes, net                                         16,500                    -
       Changes in assets and liabilities:
         Merchandise inventories                                         (37,763)               52,148
         Prepaid expenses                                                (45,836)              (14,416)
         Accounts payable                                                (65,001)              (90,452)
         Other                                                               791               (57,774)
         Accrued expenses                                                 89,731                20,125
                                                             -------------------   -------------------
           Total adjustments                                             (20,250)              (71,379)
                                                             -------------------   -------------------

              NET CASH PROVIDED BY
                 OPERATING ACTIVITIES                                     47,751                98,832
                                                             -------------------   -------------------

Cash flows from investing activities:
   Increase in short term investments                                 (1,408,885)                   -
   Purchase of property and equipment                                   (124,543)                   -
   Disposal of property and equipment                                     38,038                    -
                                                             -------------------   -------------------

              NET CASH (USED IN) INVESTING
                 ACTIVITIES                                           (1,495,390)                   -
                                                             -------------------   -------------------

Cash flows from financing activities:
   Advances to stockholder, net                                         (192,751)             (222,900)
   Principal payments on loans payable                                   (34,101)              (11,819)
   Dividends paid                                                             -               (162,997)
   Costs of initial public offering and private placement                     -                 40,000
   Sale of stock                                                              -                250,000
                                                             -------------------   -------------------

              NET CASH (USED IN) FINANCING
                 ACTIVITIES                                             (226,852)             (107,716)
                                                             -------------------   -------------------

              NET (DECREASE) IN CASH                                  (1,674,491)               (8,884)


CASH - BEGINNING OF PERIOD                                             2,570,188                15,704
                                                             -------------------   -------------------

CASH - END OF PERIOD                                         $           895,697   $             6,820
                                                             ===================   ===================

                            THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of Management, necessary for a fair statement of results for the interim periods.

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     These statements should be read in conjunction with the financial statements and notes thereto, included in the Form 10-KSB for the year ended December 31, 1996 of Thrift Management, Inc.
     (the "Company").

(2)  ORGANIZATION

     The consolidated financial statements at March 31, 1997 and 1996 include the accounts of the Company, Hallandale Thrift Management, Inc. ("HTMI"), Thrift Shops of South Broward, Inc. ("TSSB"), Thrift Shops of West Dade, Inc. ("TSWD"), Hallandale Thrift, Inc. ("HTI"), North Broward Consignment, Inc. ("NBCI") and Thrift Shops of North Lauderdale, Inc. ("TSNL"; HTMI, TSSB, TSWD, HTI, NBCI and TSNL are collectively referred to herein as the "Subsidiaries"). All entities, except TSNL which was incorporated in March 1997, were wholly-owned by a common stockholder as of March 31, 1996. As of May 31, 1996, HTMI, TSSB, TSWD, HTI, and NBCI became wholly-owned subsidiaries of the Company pursuant to a reorganization plan. Accordingly, as of March 31, 1997 and 1996, and for the periods then ended, the Company has presented consolidated financial statements. All significant intercompany accounts and transactions have been eliminated for financial statement presentation purposes.

(3)  STOCKHOLDERS' EQUITY

     In December 1996, the Company consummated its initial public offering in which it sold 615,000 units at a price of $5.75 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock for $5.00 per share. The warrants are exercisable for a period of five years commencing December 11, 1996 and may be redeemed by the Company on 30 days' notice at any time during such period at a price of $.10 per warrant if the closing bid price of the common stock for 20 consecutive trading days ending on the 15th day prior to the date that notice of redemption was given by the Company has been at least 150% of the exercise price then in effect. The Company realized approximately $2,596,950 in proceeds from the offering, net of underwriting discounts and expenses and other offering expenses. Simultaneously with the offering, the Company charged all offering costs incurred to additional paid-in capital, which costs totaled $653,050.

     The Company filed a post-effective amendment to its Registration Statement on Form SB-2, on behalf of certain of its security holders, with respect to 165,000 shares of common stock, 600,000 warrants to purchase shares of common stock and 600,000 shares of common stock underlying the aforementioned warrants. The post-effective amendment was declared effective by the Securities and Exchange Commission on April 21, 1997. None of the proceeds from the sale of these securities will be received by the Company. The Company will bear all expenses in connection with the registration of these securities.

(4)  SHORT TERM INVESTMENTS

     At March 31, 1997, the Company has investments in two United States Treasury Bills with maturity values amounting to $708,000 and $717,000 and related maturity dates of May 8, 1997 and August 7, 1997, respectively.

(5)  COMMITMENT

     In March 1997, the Company entered into a five year lease for a new store location in Broward County, Florida. The lease agreement provides for minimum monthly rental payments amounting to approximately $9,600 and contains two renewal options for five year periods under substantially the same terms and conditions.

Item 2.

                            THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is an analysis of the results of operations of Thrift Management, Inc. and Subsidiaries (collectively, the "Company") and its liquidity and capital resources to the extent that such analysis contains statements that are not of a historical nature, such statements are forward looking statements, which involve risks and uncertainties. These risks include: risks of increases in the costs of the Company's products; the Company's relationship with its suppliers, licensors and contributors; changes in preferences of customers; competitive and general economic factors in the markets where the Company sells and collects goods; the impact of and changes in government regulations such as restrictions or prohibitions relating to the contribution of charitable goods; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto of the Company included elsewhere herein.

GENERAL

     The Company was organized in July, 1991 for the purpose of managing the operation of retail thrift stores that offer new and used articles of clothing, furniture, miscellaneous household items and antiques. HTMI is registered with the State of Florida as a professional solicitor. The Company obtains its merchandise primarily from two sources: (i) purchase contracts with charitable organizations in return for an average of two to three percent (2% - 3%) of its gross sales; and (ii) contracts with drop box collectors who maintain drop boxes throughout designated areas from whom the Company purchases merchandise in bulk at a flat rate per pound.

     Items from the stores that remain unsold are sold in bulk to exporters, which ship the items to countries throughout the Caribbean, Central and South America, and Eastern Europe. Through its subsidiaries, the Company currently operates four retail stores. HTMI is responsible for the solicitation of donations on behalf of the charities through direct mailings, newspaper advertising and telemarketing. HTMI is, in addition, responsible for the pickup of the donated merchandise throughout the communities surrounding the Company's stores.

RESULTS OF OPERATIONS -- For the Three Months Ended March 31, 1997 and March 31, 1996
-----------------------------------------------------------------------

     Revenues for the first quarter ended March 31, 1997 and 1996, totaled $1,820,550 and $1,526,933, respectively. Revenues increased $293,617 or 19.2%
for 1997 as compared to 1996. The sales increase resulted from increased market penetration at each of the Company's locations. The Company expects to continue to achieve increased same-store sales revenues due to further increases in market share in each of the Company's markets. The Company's gross profit for the first quarter of 1997 increased $112,158 to $972,174 from $860,016 for the first quarter ended March 31, 1996. This increase is attributable principally to increased sales volumes partially offset by increases in cost of sales.

RESULTS OF OPERATIONS -- For the Three Months Ended March 31, 1997 and March 31, 1996 -- Continued

     Costs of goods sold, as a percentage of sales, increased 3% comparing the first quarter of 1997 against the first quarter of 1996. The Company is attempting to diversify its sources of supply and is also accumulating additional merchandise with which to supply its new store which is expected to become operational during the second quarter of 1997 in Lauderdale Lakes, Florida. Some of the merchandise being acquired is being purchased from sources outside the state requiring additional freight costs. The Company has two sources for merchandise: direct donated goods through the charities with which it has entered into purchase contracts, and fresh donated goods purchased from private sources. In order for the Company to support the additional sales, the Company has been relying to a greater degree on purchased merchandise as compared to merchandise acquired through direct donation. The additional costs resulting from the Company's greater reliance on purchased goods offset the cost reduction achieved by the Company when it renegotiated its purchase contracts with the charitable organizations to reduce the fees paid to them by the Company effective January 1, 1996. Management is currently reviewing ways to improve donation levels at the charities with which it currently has agreements. Management is also considering entering into purchase contracts with additional charitable organizations in order to reduce costs and obtain additional sources for the Company's merchandise, although there can be no assurance that it will be able to do so.

     General and administrative expenses for the first quarter of 1997 increased $228,789 to $830,991 from $602,202 for the first quarter of 1996. This increase is principally due to certain legal and accounting costs estimated at $60,000 associated with the Company's initial public offering ("IPO"), which was completed in 1996, and additional costs of opening up the Company's fifth store in Lauderdale Lakes, Florida estimated at $30,000. These costs are one time costs and are not expected to recur in future periods. Additionally, management has hired more store and administrative personnel in anticipation of the new store commencing operations in the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had working capital of $2,255,291 as compared to a working capital deficiency of $574,924 at March 31, 1996. The net increase in working capital is attributable primarily to cash increasing by $2,297,762, principally as a result of consummation of the IPO in December and the receipt of net proceeds therefrom and the liquidation of a $250,000 promissory note receivable that represents consideration received by the Company for the sale of its securities in a private offering in February, 1996.

     Cash at March 31, 1997 is $895,697 as compared with $6,820 at March 31, 1996. Net cash provided by operating activities was $47,751 for the three months ended March 31, 1997 as compared to $98,832 for the three months ending March 31, 1996. From December 31, 1996 through March 31, 1997, the net decrease in cash of $1,674,491 resulted primarily from the purchase of additional property and equipment to be utilized for the new store in Lauderdale Lakes, Florida, the purchase of certain short term investments and the reduction in the amount due to stockholder of $192,751.

     The increase in cash from March 31, 1996 to March 31, 1997 is the net result of three items: receipt of net proceeds of $2,596,950 from the IPO, receipt of net proceeds of $680,000 from two private offerings, liquidation of the Company's liability to the Miami Jewish Home, dividends and loans paid to the sole stockholder and the purchase of Common Stock and Warrants for $500,000.

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

     The Company's operations are located in South Florida, which has numerous part-time residents during the winter. The Company's results of operations reflect the seasonable nature of this market, with donations and sales of merchandise being higher in the winter months.

                          PART II - OTHER INFORMATION

Item 5.  OTHER INFORMATION

     During the first quarter of 1997, TMI assigned all of its right, title and interest under the agreement to solicit salvageable property with the Missing Children Awareness Foundation, Inc. to HTMI. There were no other changes to agreements with charities.

   The Company expects that its fifth store will commence operations in Lauderdale Lakes, Florida prior to the end of the second quarter and the Company is seeking a new Chief Financial Officer to assist in Company growth and operations.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                Exhibit Number                      Description
                --------------                      -----------

                     27.1                            Financial Data Schedule

         (b)  Reports on Form 8-K

               The Registrant filed a Current Report on Form 8-K dated May 1, 1997, reporting under Item 4 of Form 8-K the change in the Registrant's certifying accountants.

                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    THRIFT MANAGEMENT, INC.





                                    By:  /s/ Marc Douglas
                                        ---------------------------------------
                                        Marc Douglas, President and Chief
                                        Executive Officer (Principal executive
                                        officer and principal financial and
                                        accounting officer)