Form 10QSB
period 1997-06-30
THRIFT MANAGEMENT INC
filed 1997-08-14
CIK 1016611

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  JUNE 30, 1997
                                -------------


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to ___________________

Commission File No.  333-5190-A


                             THRIFT MANAGEMENT, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            FLORIDA                                         65-0309540
-------------------------------                      --------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer I.D. No.)
Incorporation or Organization)


3141 W. Hallandale Beach Boulevard
    Hallandale, Florida  33009
---------------------------------------------
(Address of Principal Executive Offices)

Issuer's telephone number, including area code:   954-985-8100
                                                  ------------

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          YES X     /    NO
             ---            ---

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practical date: At August 12, 1997, there were outstanding 2,145,000 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format:     YES    /   NO X
                                                      ---       ---

                             THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES


                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION                                                Page
                                                                              ----
Item 1.  Financial Statements

Condensed Consolidated Balance Sheet as of June 30, 1997 (Unaudited) .......    3

Condensed Consolidated Statements of Operations for the Three Months and
the Six Months Ended June 30, 1997 and 1996 (unaudited) ....................    4

Condensed Consolidated Statements of Cash Flows for
 the Six Months ended June 30, 1997 and 1996 (unaudited) ...................    5

Notes to Condensed Consolidated Financial Statements (unaudited) ...........  6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ............................................. 8-10


PART II - OTHER INFORMATION

Item 5.  Other Information .................................................   11

Item 6.  Exhibits and Reports on Form 8-K ..................................   11

Signatures .................................................................   12



                             THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  JUNE 30, 1997


ASSETS

CURRENT ASSETS
 CASH                                                     $   789,298
 SHORT TERM INVESTMENTS                                     1,426,691
 MERCHANDISE INVENTORIES                                      232,904
 PREPAID EXPENSES                                              99,852
 ADVANCES TO STOCKHOLDER - CURRENT                             63,156
 DEFERRED TAX ASSETS                                           33,000
 OTHER                                                         10,899
                                                          -----------

           TOTAL CURRENT ASSETS                             2,655,800

 EQUIPMENT, FIXTURES AND IMPROVEMENTS - NET                   383,016

 ADVANCES TO STOCKHOLDER - NON CURRENT                         94,739

 PREPAID EXPENSES - NON CURRENT                                48,188

 COVENANTS NOT TO COMPETE - NET                                37,500

 OTHER ASSETS                                                  76,418
                                                          -----------

          TOTAL ASSETS                                    $ 3,295,661
                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 ACCOUNTS PAYABLE                                         $   208,119
 ACCRUED EXPENSES                                             182,158
 ACCRUED INCOME TAXES                                          12,700
 CURRENT PORTION OF NOTES PAYABLE                               4,665
                                                          -----------

          TOTAL CURRENT LIABILITIES                           407,642

NOTES PAYABLE, LESS CURRENT PORTION                             7,403
                                                          -----------

          TOTAL LIABILITIES                                   415,045

STOCKHOLDERS' EQUITY:
 PREFERRED STOCK: $.01 PAR VALUE, AUTHORIZED
   1,500,000 SHARES, ISSUED AND OUTSTANDING
   250,000 SHARES                                               2,500
 COMMON STOCK: $.01 PAR VALUE, AUTHORIZED
   15,000,000 SHARES, ISSUED AND OUTSTANDING
   2,145,000 SHARES                                            21,450
 ADDITIONAL PAID-IN CAPITAL                                 3,071,266
 ACCUMULATED DEFICIT                                         (214,600)
                                                          -----------

          TOTAL STOCKHOLDERS' EQUITY                        2,880,616
                                                          -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 3,295,661
                                                          ===========

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          3 MONTHS                           6 MONTHS
                                                        ENDED JUNE 30                      ENDED JUNE 30
                                              -----------------------------      -----------------------------
                                                    1997            1996             1997              1996
                                              -----------       -----------      -----------       -----------

NET SALES                                     $ 1,840,298       $ 1,433,084      $ 3,660,848       $ 2,960,017

COST OF GOODS SOLD                                899,473           665,090        1,747,849         1,332,007
                                              -----------       -----------      -----------       -----------

   GROSS PROFIT                                   940,825           767,994        1,912,999         1,628,010


SELLING, GENERAL & ADMINISTRATIVE
   EXPENSES                                       880,134           669,192        1,711,125         1,268,493
OFFICER'S BONUS INCENTIVE                          18,403                --           36,609            88,018
                                              -----------       -----------      -----------       -----------

   TOTAL EXPENSES                                 898,537           669,192        1,747,734         1,356,511
                                              -----------       -----------      -----------       -----------

      INCOME BEFORE INTEREST
        EXPENSE (INCOME) AND
        INCOME TAXES                               42,288            98,802          165,265           271,499

INTEREST EXPENSE                                      447             1,388              801             3,874
INTEREST INCOME                                   (25,143)               --          (41,521)               --
                                              -----------       -----------      -----------       -----------

   INCOME BEFORE INCOME TAXES                      66,984            97,414          205,985           267,625

   INCOME TAX EXPENSE                              33,700               NIL          104,700               NIL
                                              -----------       -----------      -----------       -----------

NET INCOME                                    $    33,284       $    97,414      $   101,285       $   267,625
                                              ===========       ===========      ===========       ===========

Earnings per common equivalent share
  Primary:
    Net income before income tax expense      $      0.03       $      0.05      $      0.10       $      0.15
                                              ===========       ===========      ===========       ===========
    Income tax expense                        $      0.02               NIL      $      0.05               NIL
                                              ===========       ===========      ===========       ===========
    Net income                                $      0.01       $      0.05      $      0.05       $      0.15
                                              ===========       ===========      ===========       ===========

Weighted average number of common shares
  outstanding                                   2,125,000         1,800,000        2,125,000         1,800,000
                                              ===========       ===========      ===========       ===========

Pro forma data:
  Income before pro forma income
    tax provision                                               $    97,414                        $   267,625
  Pro forma income tax provision                                $    36,690                        $   100,800
                                                                -----------                        -----------

  Pro forma net income                                          $    60,724                        $   166,825
                                                                ===========                        ===========

Pro forma earnings per common
     equivalent share:
   Net income before pro forma income
     tax provision                                              $      0.05                        $      0.15
                                                                ===========                        ===========

   Pro forma income tax provision                               $      0.02                        $      0.06
                                                                ===========                        ===========

   Pro forma net income                                         $      0.03                        $      0.09
                                                                ===========                        ===========

                            THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30
                                                              -----------------------------
                                                                  1997               1996
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                  $   101,285       $   267,625
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                44,477            27,851
      LOSS ON SALE OF FIXED ASSETS                                 (1,684)               --
      PAYMENT OF CONSULTING EXPENSES WITH COMMON STOCK             52,500                --
      DEFERRED INCOME TAXES, NET                                   33,000                --
      CHANGES IN ASSETS AND LIABILITIES:
        MERCHANDISE INVENTORIES                                  (117,932)           21,677
        PREPAID EXPENSES                                           (5,760)           (5,718)
        ACCOUNTS PAYABLE                                          (95,885)         (143,460)
        OTHER                                                       4,162           (11,123)
        ACCRUED EXPENSES                                           48,641           (64,369)
        ACCRUED INCOME TAXES                                       12,700                --
                                                              -----------       -----------
          TOTAL ADJUSTMENTS                                       (25,781)         (175,142)
                                                              -----------       -----------

             NET CASH PROVIDED BY
               OPERATING ACTIVITIES                                75,504            92,483
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  INCREASE IN SHORT TERM INVESTMENTS                           (1,426,691)               --
  PURCHASE OF PROPERTY AND EQUIPMENT                             (255,546)               --
  DISPOSAL OF PROPERTY AND EQUIPMENT                               38,038                --
                                                              -----------       -----------
             NET CASH (USED IN) FINANCING ACTIVITIES           (1,644,199)               --
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  ADVANCES TO STOCKHOLDER, NET                                   (176,962)         (106,698)
  PRINCIPAL PAYMENTS ON LOANS PAYABLE                             (35,233)          (88,842)
  DIVIDENDS PAID                                                       --          (229,000)
  COSTS OF INITIAL PUBLIC OFFERING AND PRIVATE PLACEMENT               --           (42,998)
  SALE OF STOCK                                                        --           430,000
                                                              -----------       -----------
             NET CASH (USED IN) FINANCING ACTIVITIES             (212,195)          (37,538)
                                                              -----------       -----------
             NET (DECREASE) INCREASE IN CASH                   (1,780,890)           54,945

CASH - BEGINNING OF PERIOD                                      2,570,188            15,704
                                                              -----------       -----------
CASH - END OF PERIOD                                          $   789,298       $    70,649
                                                              ===========       ===========


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

     The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     These statements should be read in conjunction with the financial statements and notes thereto, included in the Form 10-KSB for the year ended December 31, 1996 of Thrift Management, Inc. (the "Company").

(2)  ORGANIZATION

     The consolidated financial statements at June 30, 1997 and 1996 include the accounts of the Company, Hallandale Thrift Management, Inc. ("HTMI"), Thrift Shops of South Broward, Inc. ("TSSB"), Thrift Shops of West Dade, Inc. ("TSWD"), Hallandale Thrift, Inc. ("HTI"), North Broward Consignment, Inc. ("NBCI") and Thrift Shops of North Lauderdale, Inc. ("TSNL"; HTMI, TSSB, TSWD, HTI, NBCI and TSNL are collectively referred to herein as the "Subsidiaries"). All entities, except TSNL which was incorporated in March 1997, were wholly-owned by a common stockholder until May 31, 1996. As of May 31, 1996, HTMI, TSSB, TSWD, HTI, and NBCI became wholly-owned subsidiaries of the Company pursuant to a reorganization plan. Accordingly, as of June 30, 1997 and 1996, and for the periods then ended, the Company has presented consolidated financial statements. All significant intercompany accounts and transactions have been eliminated for financial statement presentation purposes.

(3)  STOCKHOLDERS' EQUITY

     In December 1996, the Company consummated its initial public offering in which it sold 615,000 units at a price of $5.75 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock for $5.00 per share. The warrants are exercisable for a period of five years commencing December 11, 1996 and may be redeemed by the Company on 30 days' notice at any time during such period at a price of $.10 per warrant if the closing bid price of the common stock for 20 consecutive trading days ending on the fifteenth day prior to the date that notice of redemption was given by the Company has been at least 150% of the exercise price then in effect. The Company realized approximately $2,596,950 in proceeds from the offering, net of underwriting discounts and expenses and other offering expenses. Simultaneously with the offering, the Company charged all offering costs incurred to additional paid-in capital, which costs totaled $653,050.

     The Company filed, at its expense, a post-effective amendment to its Registration Statement on Form SB-2, on behalf of certain of its security holders, with respect to 165,000 shares of common stock, 600,000 warrants to purchase shares of common stock and 600,000 shares of common stock underlying the aforementioned warrants. The post-effective amendment was declared effective by the Securities and Exchange Commission on April 21, 1997. None of the proceeds from the sale of these securities have been or will be received by the Company.

(4)  SHORT TERM INVESTMENTS

     At June 30, 1997, the Company had investments in two United States Treasury Bills with values at maturity of $717,000 and $727,000 with respective maturity dates of August 7, 1997 and November 6, 1997.

(5)  COMMITMENT

     In March 1997, the Company entered into a five year lease for a new store location in Broward County, Florida. The lease agreement provides for minimum monthly rental payments amounting to approximately $9,600 and contains two renewal options for five year periods under substantially the same terms and conditions. This store opened on July 19, 1997.

(6)  STOCK OPTION PLAN

     On May 19, 1997, the Company granted a total of 178,000 stock options to its employees under the Company's 1996 Stock Option Plan at an exercise price equal to the fair market value of the Common Stock at the date of grant. These options vest over the next two years and all options expire on May 18, 2007.

(7)  CAPITAL STOCK

     On June 17, 1997, the Company issued 30,000 shares of its restricted common stock to a consultant in payment for service rendered to the Company. Such restricted common stock was valued at $52,500.

                             THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES

ITEM 2


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations of Thrift Management, Inc. and Subsidiaries (collectively, the "Company") and its liquidity and capital resources. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These risks include: risks of increases in the costs of the Company's products; the Company's relationship with its suppliers, licensors and contributors; changes in preferences of customers; competitive and general economic factors in the markets where the Company sells and collects goods; the impact of and changes in government regulations such as restrictions or prohibitions relating to the contribution of charitable goods; and other factors discussed herein or from time to time in the Company's filings with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto of the Company included elsewhere herein.


GENERAL

The Company was organized in July, 1991 for the purpose of managing the operation of retail thrift stores that offer new and used articles of clothing, furniture, miscellaneous household items and antiques. HTMI is registered with the State of Florida as a professional solicitor. The Company obtains its merchandise primarily from two sources: (i) purchase contracts with charitable organizations in return for an average of 2% - 3% of its gross sales; and (ii) contracts with drop box collectors who maintain drop boxes throughout designated areas from whom the Company purchases merchandise in bulk at a flat rate per pound.

Items from the stores that remain unsold are sold in bulk to exporters, which ship the items to countries throughout the Caribbean, Central and South America, and Eastern Europe. Through its subsidiaries, the Company currently operates five retail stores. HTMI is responsible for the solicitation of donations on behalf of the charities through direct mailings, newspaper advertising and telemarketing. HTMI is, in addition, responsible for the pickup of the donated merchandise throughout the communities surrounding the Company's stores.


RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30,
1996

Revenues for the second quarter ended June 30, 1997 and 1996, totaled $1,840,298 and $1,433,084, respectively. Revenues increased $407,214 or 28.4% for the 1997 quarter as compared to the 1996 quarter. The sales increase resulted from increased market penetration at each of the Company's locations. The Company currently expects to continue to achieve increased same-store sales revenues as it attempts to increase its market share in each of the Company's markets. The Company's gross profit for the second quarter of 1997 increased $172,831 or 22.5% to $940,825 from $767,994 for the second quarter of 1996. This increase is attributable principally to increased sales volumes, which was partially offset by an increase in the cost of sales.

Costs of goods sold, as a percentage of sales, increased 2.5% for the second quarter of 1997 as compared to the second quarter of 1996. The Company currently has two sources for merchandise: direct donated goods through the charities with which it has entered into purchase contracts, and fresh donated goods purchased from private sources. In order to support the 28.4% increase in same store sales and to accumulate merchandise for its new Lauderdale Lakes store (which opened July 19, 1997), the Company significantly increased its purchases of merchandise from private sources. The Company's purchases from private sources for the second quarter of 1997 increased over 73% versus the prior year. Some of the merchandise being acquired is being purchased from sources in other states, requiring additional freight costs . The additional costs resulting from the Company's greater reliance on purchased goods is the primary factor resulting in a higher cost of goods sold. Management is currently reviewing ways to improve donation levels at the charities with which it currently has agreements, including operating manned donation trailers/drop boxes at multiple locations in South and Central Florida. Management believes this will help to reduce merchandise collection costs and will provide additional sources of merchandise for the Company's stores.

General and administrative expenses for the second quarter of 1997 increased $229,345 to $898,537 from $669,192 for the second quarter of 1996. This increase is principally due to the expensing of pre-opening costs associated with the Company's fifth store in Lauderdale Lakes, Florida of $108,978 in the second quarter of 1997, and consulting fees which totaled $58,750 (which included restricted common stock valued at $52,500) which are associated with Company's expansion and acquisition plans. Additionally, legal and accounting costs of $43,000 associated with being a public company were incurred in the second quarter of 1997.


RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

Revenues for the six months ended June 30, 1997 and 1996 totaled $3,660,848 and $2,960,017, respectively. Revenues increased $700,831 or 23.7% for the 1997 period as compared to the 1996 period. The sales increase resulted from increased market penetration at each of the Company's locations. The Company currently expects to continue to achieve increased same-store sales revenues as it attempts to increase its market share in each of the Company's markets. The Company's gross profit for the six months ended June 30, 1997 increased $284,989 or 17.5% to $1,912,999 from $1,628,010 for the six months ended June 30, 1996.
This increase is attributable principally to increased sales volumes which was partially offset by an increase in the cost of sales.

Costs of goods sold, as a percentage of sales, increased 2.7% for the 1997 period as compared to the 1996 period. The Company currently has two sources for merchandise: direct donated goods through the charities with which it has entered into purchase contracts, and fresh donated goods purchased from private sources. In order to support the 23.7% increase in same store sales and to accumulate merchandise for its new Lauderdale Lakes store (which opened July 19, 1997), the Company significantly increased its purchases of merchandise from private sources. The Company's purchases from private sources during the six months ended June 30, 1997 increased over 60% versus the prior year. Some of the merchandise being acquired is being purchased from sources in other states, requiring additional freight costs. The additional costs resulting from the Company's greater reliance on purchased goods is the primary factor resulting in a higher cost of goods sold, as a percentage of sales. During the six months ended June 30, 1997, a total of 48% of the Company's sales were generated from goods purchased from private sources as compared to 37% in the comparable period in 1996. Management is currently reviewing ways to improve donation levels at the charities with which it currently has agreements, including operating manned donation trailers/drop boxes at multiple locations in South and Central Florida. Management believes this will help to reduce merchandise collection costs and will provide additional sources of merchandise for the Company's stores; however, with the same-store sales increases and the planned new stores, the Company expects that goods purchased from private sources will continue to be a significant source of total merchandise acquired by the Company for sale to its customers.

General and administrative expenses for the six months ended June 30, 1997 increased $391,223 to $1,747,734 from $1,356,511 for the second quarter of 1996. This increase is principally due to the one-time pre-opening costs of opening up the Company's fifth store in Lauderdale Lakes, Florida of $108,978, which was expensed during the second quarter. Consulting fees for the six months ending June 30, 1997 totaled $65,000 (which included restricted common stock issued that was valued at $52,500) which are associated with the Company's expansion and acquisition plans. For the six months ending June 30, 1997, the legal and accounting costs associated with the Company's initial public offering ("IPO") and the continuing cost associated with being a public company totaled $96,000 and represent an increase over comparable expenses incurred during the six months ending June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had working capital of $2,248,158 as compared to working capital of $44,931 at June 30, 1996. The net increase in working capital is attributable primarily to cash and short term investments increasing by $2,145,340, principally as a result of consummation of the IPO in December 1996 and the receipt of net proceeds therefrom, and the liquidation of a $250,000 promissory note receivable that represents consideration received by the Company for the sale of its securities in a private offering in February, 1996.

Cash at June 30, 1997 totaled $789,298, as compared with $70,649 at June 30, 1996. Net cash provided by operating activities totaled $75,504 for the six months ended June 30, 1997 as compared to $92,483 for the six months ending June 30, 1996. From December 31, 1996 through June 30, 1997, the net decrease in cash of $1,780,890 resulted primarily from the purchase of additional property and equipment to be utilized for the new store in Lauderdale Lakes, Florida ($166,159) the purchase of certain short-term investments ($1,426,691) and the reduction in the amount due to stockholder ($176,962).

The increase in cash and short-term investments from June 30, 1996 to June 30, 1997 is the net result of the following items: receipt of net proceeds of $2,596,950 from the IPO, receipt of net proceeds of $680,000 from two private offerings, liquidation of the Company's liability to the Miami Jewish Home, dividends and loans paid to the sole stockholder, and the purchase of Common Stock and warrants for $500,000.

The Company believes that its current capital resources, together with the expected cash flow from its operations, will be sufficient to meet its anticipated working capital requirements through at least 1998. There can be no assurances, however, that such will be the case.

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

                           PART II - OTHER INFORMATION



Item 2 - Changes in Securities

     On June 17, 1997, the Company issued 30,000 shares of its restricted common stock to a consultant in payment for services rendered to the Company. Such restricted common stock was valued at $52,500.

     The foregoing shares of common stock were issued by the Company in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, as it was a transaction by the Company not involving a public offering.

Item 5 - Other Information

1. In June, 1997 the Company retained Stephen L. Wiley as its Chief Financial Officer. Mr. Wiley has more than 30 years specialty retail CFO experience with public and private companies including Linen Supermarket, Inc., W.R. Grace retail companies, Homecrafters Warehouse and Concept 90 Marketing, Inc.

2. On July 19, 1997, the Company opened its fifth store in Lauderdale Lakes, Florida. This 29,125 square foot store is now the Company's largest store and is almost double the next largest store. An advertising campaign, using direct mail and newspapers, to build the customer base at this store is underway and will continue through the holiday season. The Company currently plans to open its sixth store during the fourth quarter of 1997.

3. On July 24, 1997 the Company amended its agreement with Missing Children Awareness Foundation, Inc. Under the amendment, the Company has the right to use collection trailers/drop boxes, which may bear the name of the charity, to solicit donations of merchandise. The Company will be solely responsible for the maintenance of and collections from the trailers/drop boxes and the charity shall have no rights or obligations with respect to the trailers/drop boxes.

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                EXHIBIT NUMBER       DESCRIPTION
                --------------       -----------

                  10.1 Second Amendment to Agreement to Solicit Salvageable Property between the Company and Missing Children Awareness Foundation, Inc. dated July 24, 1997.

                  27.1            Financial Data Schedule.

         (b)  Reports on Form 8-K

                 During the quarter ended June 30, 1997, the Registrant filed a Current Report on Form 8-K dated May 1, 1997, reporting under Item 4 of Form 8-K the change in Registrant's certifying accountants.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         THRIFT MANAGEMENT, INC.


                                         By: /s/ Marc Douglas
                                             -----------------------------------
                                             Marc Douglas, President and Chief
                                             Executive Officer (Principal
                                             executive officer)


                                         By: /s/ Stephen L. Wiley
                                             -----------------------------------
                                             Stephen L. Wiley, Chief
                                             Financial Officer (Principal
                                             financial officer)



Date: August 13, 1997