Form 10QSB
period 1997-09-30
THRIFT MANAGEMENT INC
filed 1997-11-14
CIK 1016611

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 SEPTEMBER 30, 1997
                                               ------------------


                                       OR


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE

       ACT OF 1934

For the transition period from __________________  to ________________________

Commission File No.                              333-5190-A


                             THRIFT MANAGEMENT, INC.
                             -----------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

Florida                                                        65-0309540
-------                                                        ----------
State or Other Jurisdiction of                          I.R.S. Employer I.D. No.
Incorporation or Organization

3141 W. Hallandale Beach Boulevard
            Hallandale, Florida  33009
---------------------------------------------
(Address of Principal Executive Offices)


Issuer's telephone number, including area code:         954-985-8430
                                                        ------------


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          YES   X     /       NO
              -----              -----

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practical date: At November 13, 1997, there were outstanding 2,145,000 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format:     YES         /   NO   X
                                                       -----          -----

                             THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB


PART I - FINANCIAL
INFORMATION                                                                  Page
                                                                             -----
Item 1.  Financial Statements

Condensed Consolidated Balance Sheet as of September 30, 1997 (Unaudited)       3

Condensed Consolidated Statements of Operations for the Three Months and

the Nine Months Ended September 30, 1997 and 1996 (unaudited) ...........       4

Condensed Consolidated Statements of Cash Flows for

 the Nine Months ended September 30, 1997 and 1996 (unaudited) ..........       5

Notes to Condensed Consolidated Financial Statements (unaudited) ........      6-7

Item 2.  Management's Discussion and Analysis of Financial Condition

     and Results of Operations ..........................................      8-10


PART II - OTHER INFORMATION

Item 2.  Changes in Securities  and Use of Proceeds .....................      11
Item 5.  Other Information ..............................................      11

Item 6.  Exhibits and Reports on Form 8-K ...............................      12

Signatures ..............................................................      12

                            THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                               SEPTEMBER 30, 1997


ASSETS

CURRENT ASSETS
  CASH                                                   $   791,002
  SHORT TERM INVESTMENTS                                   1,445,139
  RECEIVABLES - SHORT TERM                                    26,337
  MERCHANDISE INVENTORIES                                    232,904
  PREPAID EXPENSES                                           111,678
  ADVANCES TO STOCKHOLDER - CURRENT                           63,156
  DEFERRED TAX ASSETS                                         16,500
  OTHER                                                        5,752
                                                         -----------

        TOTAL CURRENT ASSETS                               2,692,468

  EQUIPMENT, FIXTURES AND IMPROVEMENTS - NET                 401,541

  RECEIVABLES - LONG TERM                                     34,479

  ADVANCES TO STOCKHOLDER - NON CURRENT                       78,950

  PREPAID EXPENSES - NON CURRENT                              31,250

  COVENANTS NOT TO COMPETE - NET                              43,008

  OTHER ASSETS                                                82,458
                                                         -----------

        TOTAL ASSETS                                     $ 3,364,154
                                                         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                       $    45,805
  ACCRUED EXPENSES                                           329,355
  ACCRUED INCOME TAXES                                        45,727
  CUSTOMER DEPOSITS                                           10,668
                                                         -----------
  CURRENT PORTION OF NOTES PAYABLE                             4,665

        TOTAL CURRENT LIABILITIES                            436,220

NOTES PAYABLE, LESS CURRENT PORTION                            6,242
                                                         -----------

        TOTAL LIABILITIES                                    442,462

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK: $.01 PAR VALUE, AUTHORIZED
    1,500,000 SHARES, ISSUED AND OUTSTANDING
    250,000 SHARES                                             2,500
  COMMON STOCK: $.01 PAR VALUE, AUTHORIZED
    15,000,000 SHARES, ISSUED AND OUTSTANDING
    2,145,000 SHARES                                          21,450
  ADDITIONAL PAID-IN CAPITAL                               3,071,266
  ACCUMULATED DEFICIT                                       (173,524)
                                                         -----------

         TOTAL STOCKHOLDERS' EQUITY                        2,921,692
                                                         -----------


         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 3,364,154
                                                         ===========

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    3 MONTH                             9 MONTHS
                                                              ENDED SEPTEMBER 30                   ENDED SEPTEMBER 30
                                                         -----------------------------       -----------------------------
                                                                1997              1996              1997              1996
                                                                ----              ----              ----              ----
NET SALES                                                $ 1,954,591       $ 1,465,111       $ 5,615,439       $ 4,425,128

COST OF GOODS SOLD                                           954,006           689,891         2,701,855         2,021,898
                                                         -----------       -----------       -----------       -----------

    GROSS PROFIT                                           1,000,585           775,220         2,913,584         2,403,230


SELLING, GENERAL & ADMINISTRATIVE EXPENSES                   919,185           767,432         2,630,310         2,123,943
OFFICER'S BONUS INCENTIVE                                     19,673                 0            56,282                 0
                                                         -----------       -----------       -----------       -----------

    TOTAL EXPENSES                                           938,858           767,432         2,686,592         2,123,943
                                                         -----------       -----------       -----------       -----------

    INCOME BEFORE INTEREST EXPENSE (INCOME)
        AND INCOME TAXES                                     61,727             7,788           226,992           279,287


INTEREST EXPENSE                                                (297)             (748)           (1,098)           (4,622)
INTEREST INCOME                                               22,169                 0            63,690              0.00
                                                         -----------       -----------       -----------       -----------


    INCOME BEFORE INCOME TAXES                                83,599             7,040           289,584           274,665

    INCOME TAX EXPENSE                                        42,527             2,700           147,227             2,700
                                                         -----------       -----------       -----------       -----------

NET INCOME                                               $    41,072             4,340       $   142,357       $   271,965
                                                         ===========       ===========       ===========       ===========


Earnings per common equivalent share Primary:
     Net income before income tax expense                $      0.04       $      0.00       $      0.14       $      0.15
                                                         ===========       ===========       ===========       ===========
     Income tax expense                                  $      0.02       $      0.00       $      0.07       $      0.00
                                                         ===========       ===========       ===========       ===========
     Net income                                          $      0.02       $      0.00       $      0.07       $      0.15
                                                         ===========       ===========       ===========       ===========
Weighted average number of common shares
     outstanding                                           2,125,000         1,800,000         2,125,000         1,800,000
                                                         ===========       ===========       ===========       ===========
Pro forma data:
     Income before pro forma income tax provision                          $     7,040                         $   274,665
     Pro forma income tax provision                                        $     2,700                         $   104,000
                                                                           -----------                         -----------

     Pro forma net income                                                  $     4,340                         $   170,665
                                                                           ===========                         ===========

Pro forma earnings per common equivalent share:
     Net income before pro forma income tax expense                        $      0.00                         $      0.15
                                                                           ===========                         ===========
     Pro forma income tax provision                                        $      0.00                         $      0.06
                                                                           ===========                         ===========
     Pro forma net income                                                  $      0.00                         $      0.09
                                                                           ===========                         ===========

                             THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       9 MONTHS ENDED SEPTEMBER 30
                                                                      -----------------------------
                                                                            1997            1996
                                                                            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                       $   142,357       $ 271,965
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
          PROVIDED BY OPERATING ACTIVITIES:
               DEPRECIATION AND AMORTIZATION                               64,317          43,327
               LOSS ON SALE OF FIXED ASSETS                                (1,708)              0
               PAYMENT OF CONSULTING EXPENSES WITH COMPANY STOCK           52,500               0
               DEFERRED INCOME TAXES, NET                                  49,500               0
               CHANGES IN ASSETS AND LIABILITIES:
                    RECEIVABLES                                           (60,816)              0
                    MERCHANDISE INVENTORIES                              (117,932)         (4,866)
                    PREPAID EXPENSES                                      (17,586)        (30,897)
                    ACCOUNTS PAYABLE                                     (258,199)       (124,361)
                    OTHER                                                   9,523               0
                    ACCRUED EXPENSES                                      195,838          44,624
                    ACCRUED INCOME TAXES                                   45,727           2,700
                    CUSTOMER DEPOSITS                                      10,668               0
                                                                      -----------       ---------

                         TOTAL ADJUSTMENTS                                (28,168)        (69,473)

                              NET CASH PROVIDED BY
                                    OPERATING ACTIVITIES                  114,189         202,492
                                                                      -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     INCREASE IN SHORT TERM INVESTMENTS                                (1,445,139)         (5,191)
     PURCHASE OF PROPERTY AND EQUIPMENT                                  (288,705)        (31,456)
     DISPOSAL OF PROPERTY AND EQUIPMENT                                    38,038               0
                                                                      -----------       ---------

                             NET CASH USED IN
                                    INVESTING ACTIVITIES               (1,695,806)        (36,647)
                                                                      -----------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     ADVANCES TO STOCKHOLDER, NET                                        (161,175)        (29,926)
     PRINCIPAL PAYMENTS ON NOTES PAYABLE                                  (36,394)        (92,338)
     DEFERRED OFFERING COSTS INCURRED                                           0         (92,964)
     DIVIDENDS PAID                                                             0        (260,920)
     PRINCIPAL RE-PAYMENTS ON STOCKHOLDER LOANS                                 0        (198,085)
     SALE OF STOCK                                                              0         682,500
                                                                      -----------       ---------

                             NET CASH (USED) PROVIDED BY
                                    FINANCING ACTIVITIES                 (197,569)          8,267
                                                                      -----------       ---------

                             NET  (DECREASE) INCREASE IN CASH          (1,779,186)        174,112

CASH - BEGINNING OF PERIOD                                              2,570,188          15,704
                                                                      -----------       ---------

CASH - END OF PERIOD                                                  $   791,002       $ 189,816
                                                                      ===========       =========

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

         The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

         These statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Form 10-KSB for the year ended December 31, 1996 of Thrift Management, Inc. (the "Company").



(2)      ORGANIZATION

         The consolidated financial statements at September 30, 1997 and 1996 include the accounts of the Company, Hallandale Thrift Management, Inc. ("HTMI"), Thrift Shops of South Broward, Inc. ("TSSB"), Thrift Shops of West Dade, Inc. ("TSWD"), Hallandale Thrift, Inc. ("HTI"), North Broward Consignment, Inc. ("NBCI") and Thrift Shops of North Lauderdale, Inc. ("TSNL"); (HTMI, TSSB, TSWD, HTI, NBCI and TSNL are collectively referred to herein as the "Subsidiaries"). All entities, except TSNL which was incorporated in March 1997, were wholly-owned by a common stockholder until May 31, 1996. As of May 31, 1996, HTMI, TSSB, TSWD, HTI, and NBCI became wholly-owned subsidiaries of the Company pursuant to a reorganization plan. Accordingly, as of September 30, 1997 and 1996, and for the periods then ended, the Company has presented condensed consolidated financial statements. All significant intercompany accounts and transactions have been eliminated for financial statement presentation purposes.

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

(4)      SHORT TERM INVESTMENTS

         At September 30, 1997, the Company had an investment in a United States Treasury Bill with a value at maturity of $1,453,000 and a maturity date of November 6, 1997.

(5)      COMMITMENT

         In March 1997, the Company entered into a five year lease for a new store location in Lauderdale Lakes, Florida. The lease agreement provides for minimum monthly rental payments amounting to approximately $9,600 and contains two renewal options for five year periods under substantially the same terms and conditions. This store opened on July 19, 1997.

(6)      STOCK OPTION PLAN

         On May 19, 1997, the Company granted a total of 178,000 stock options to its employees under the Company's 1996 Stock Option Plan at an exercise price equal to the fair market value of the Common Stock at the date of grant. These options vest over the next two years and all options expire on May 19, 2007.

         In the third quarter the Company finalized a grant of 25,000 stock options to an employee under the Company's 1996 Stock Option Plan at an exercise price equal to the fair market value of the Common Stock at the date of grant. The options vest over the next two years and all options expire 10 years from the date of grant unless employment terminates.

(7)      CAPITAL STOCK

         On June 17, 1997, the Company issued 30,000 shares of its restricted Common Stock to a business consultant in payment for service rendered to the Company. Such restricted Common Stock was valued at $52,500.

                             THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES

ITEM 2


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations of Thrift Management, Inc. and Subsidiaries (collectively, the "Company") and its liquidity and capital resources. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements which involve risks and uncertainties. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These risks include: risks of increases in the costs of the Company's products; the Company's relationship with its suppliers, licensors and contributors; changes in preferences of customers; competitive and general economic factors in the markets where the Company sells and collects goods; the impact of and changes in government regulations such as restrictions or prohibitions relating to the contribution of charitable goods; and other factors discussed herein or from time to time in the Company's filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996



Revenues for the third quarter ended September 30, 1997 and 1996, totaled $1,954,591 and $1,465,111 respectively. Revenues increased $489,480 or 33.4% for the 1997 quarter as compared to the 1996 quarter. The sales increase resulted from increased market penetration at each of the Company's locations plus the opening of the Company's fifth store in Lauderdale Lakes, Florida on July 19, 1997. The same-store sales for the third quarter were up 18.8%, and the Company currently expects to continue to achieve increased same-store sales revenues as it attempts to increase its market share in each of the Company's markets. The Company's gross profit for the third quarter of 1997 increased $225,365 or 29.1% to $1,000,585 from $775,220 for the third quarter of 1996. This increase is attributable principally to increased sales volumes, which was partially offset by an increase in the cost of sales.

Cost of goods sold, as a percentage of sales, increased 1.7% points for the third quarter of 1997 as compared to the third quarter of 1996. The Company currently has two sources for merchandise: direct donated goods through the charities with which it has entered into purchase contracts, and fresh donated goods purchased from private sources. In order to support the 33.4% increase in store sales, the Company increased its purchases of merchandise from private sources. The Company's purchases from private sources for the third quarter of 1997 increased 28.2% versus the prior year. Some of the merchandise being acquired is being purchased from sources in other states, requiring additional freight costs. The additional costs resulting from the Company's greater reliance on purchased goods is the primary factor resulting in a higher cost of goods sold. Management is currently implementing a program to establish manned donation trailers and drop boxes at multiple locations in South Florida. Management believes this will help to reduce merchandise collection costs and will provide additional sources of merchandise for the Company's stores.

General and administrative expenses for the third quarter of 1997 increased $171,426 to $938,858 from $767,432 for the third quarter of 1996. This increase is principally due to the increase of $116,589 of selling, general and administrative expenses related to the Company's fifth store in Lauderdale Lakes, Florida; a $21,850 increase in outside legal, accounting and consulting fees; plus higher other corporate overhead expenses related to the Company's expansion.



RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

Revenues for the nine months ended September 30, 1997 and 1996 totaled $5,615,439 and $4,425,128, respectively. Revenues increased $1,190,311 or 26.9%
for the 1997 period as compared to the 1996 period. The sales increase resulted from increased market penetration at each of the Company's locations plus the opening of the Company's fifth store in Lauderdale Lakes, Florida on July 19, 1997. The same-store sales for the nine months were up 22.1%, and the Company currently expects to continue to achieve increased same-store sales revenues as it attempts to increase its market share in each of the Company's markets. The Company's gross profit for the nine months ended September 30, 1997 increased $510,354 or 21.2% to $2,913,584 from $2,403,230 for the nine months ended
September 30, 1996. This increase is attributable principally to increased sales volumes, which was partially offset by an increase in the cost of sales.

Costs of goods sold, as a percentage of sales, increased 2.4% points for the 1997 period as compared to the 1996 period. The Company currently has two sources for merchandise: direct donated goods through the charities with which it has entered into purchase contracts, and fresh donated goods purchased from private sources. In order to support the 26.9% increase in store sales and to accumulate merchandise for its new Lauderdale Lakes store (which opened July 19, 1997), the Company significantly increased its purchases of merchandise from private sources. The Company's purchases from private sources during the nine months ended September 30, 1997 increased 58.2% versus the prior year. Some of the merchandise being acquired is being purchased from sources in other states, requiring additional freight costs. The additional costs resulting from the Company's greater reliance on purchased goods is the primary factor resulting in a higher cost of goods sold as a percentage of sales. Management is implementing a program to establish manned donation trailers and drop boxes at multiple locations in South Florida. Management believes this will help to reduce merchandise collection costs and will provide additional sources of merchandise for the Company's stores. With the same-store sales increases and the planned new stores, the Company expects that goods purchased from private sources may increase and will continue to be a significant source of the total merchandise acquired by the Company for sale to its customers.

General and administrative expenses for the nine months ended September 30, 1997 increased $562,649 to $2,686,592 from $2,123,943 for the nine months of 1996. This increase is principally due to the one-time pre-opening cost of $108,978 and the increase of selling, general and administrative expenses of $116,589 related to the Company's fifth store in Lauderdale Lakes, Florida which opened on July 19, 1997; the $178,802 increase in outside legal, accounting, and consulting expenses associated with being a public company and the planned growth of the Company; the balance is related to other increases in corporate and the other four stores' selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES


At September 30, 1997, the Company had working capital of $2,256,248 as compared to a working capital deficit of $($43,275) at September 30, 1996. The net increase in working capital is attributable primarily to cash and short term investments increasing by $2,046,325, principally as a result of consummation of the Company's initial public offering in December 1996 and the receipt of net proceeds therefrom, and the liquidation of a $250,000 promissory note receivable that represents consideration received by the Company for the sale of its securities in a private offering in February, 1996.

Cash at September 30, 1997 totaled $791,002, as compared with $189,816 at September 30, 1996. Net cash provided by operating activities totaled $114,189 for the nine months ended September 30, 1997 as compared to $202,492 for the nine months ending September 30, 1996. From December 31, 1996 through September 30, 1997, the net decrease in cash of $1,779,186 resulted primarily from the purchase of additional property and equipment to be utilized for the new store in Lauderdale Lakes, Florida plus other locations ($288,705), the purchase of certain short-term investments ($1,445,139 ) and the reduction in amount due to stockholder ($161,175).

The increase in cash and short-term investments from September 30, 1996 to September 30, 1997 is the net result of the following items: receipt of net proceeds of $2,596,950 from the initial public offering, receipt of net proceeds of $680,000 from two private offerings, settlement of certain litigation involving the Miami Jewish Home, dividends and loans paid to the sole stockholder, and the repurchase of Common Stock and warrants for $500,000.

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

                           PART II - OTHER INFORMATION



ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 5, 1996, the U.S. Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 (SEC File Number 333-5190-A). The offering (the "Offering") of the securities registered pursuant to the Registration Statement commenced on December 5, 1996. The Offering terminated after the sale of 615,000 units (the "Units") for $5.75 per Unit. Each Unit consisted of one share of the Company's common stock, $.01 par value per share (the "Common Stock") and one warrant (the "Warrant"), which entitles the holder to purchase one share of Common Stock for $5.00. The underwriter for the public offering of the Company's securities was First Hanover Securities, Inc.

In connection with the Offering, the Company incurred expenses of approximately $653,050. These expenses were in the form of direct or indirect payments to others and not direct or indirect payments to directors or officers of the Company or to persons owning more than 10% of any class of securities of the Company. From the net proceeds of approximately $2,596,950, the Company has used approximately $288,705 for the purchase of fixed assets used at the new North Lauderdale store opened in July 1997 and the other existing store locations, $160,950 for working capital purposes, $150,000 for the payment of tax reimbursement, $25,000 for corporate tax estimated payments, $35,000 for payment of additional initial public offering expenses, and has invested $1,937,295 in treasury bills and money market funds. None of the payments from the use of proceeds were made to officers, directors or persons owning more than 10% of any class of securities of the Company except for the payment of tax reimbursement noted above.

ITEM 5 - OTHER INFORMATION

1. The Company plans to retain the services of Mr. Jay M. Haft as a strategic and business consultant and as a Director of the Company. He is a Managing General Partner of Venture Capital Associates, Ltd. and of Gen Am "1" Venture Fund, a domestic and an international venture capital fund, respectively. Mr. Haft is also a Director of numerous public and private corporations, including Robotic Vision Systems, Inc.
         (OTC), Noise Cancellation Technologies, Inc. (OTC), Extech, Inc. (OTC), Encore Medical Corporation (OTC), Viragen, Inc. (OTC), PC Service Source, Inc. (OTC), DUSA Pharmaceuticals, Inc. (OTC), Oryx Technology Corp. (OTC) and Conserver Corporation of America (OTC). He is a graduate of Yale College and Yale Law School.



2. On October 20, 1997, Bush J. Davis joined the Company as its Director of Donation Locations for the Company's new program of operating manned donation trailers and drop boxes. Prior to joining the Company, Mr. Davis spent several years with the Dade County (FL) Goodwill organization as one of its senior managers in their Division which operates 31 manned donation trailers.



3. The Company is in the final stages of negotiations for a sublease for a 9,300 square foot retail store in North Miami, Florida. This will be the Company's sixth store, and the Company is planning to open this new store in the fourth quarter of 1997 or the first quarter of 1998.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

                  Exhibit Number    Description
                  --------------    -----------

                      10.1 Executive Employment Agreement between the Company and Stephen L. Wiley dated June 19, 1997.

                      27.1          Financial Data Schedule



         (b)   Reports on Form 8-K



                       NONE



SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                         THRIFT MANAGEMENT, INC.




                                    By: /s/  Marc Douglas
                                        ----------------------------------------
                                     Marc Douglas, President and Chief Executive
                                           Officer (Principal Executive Officer)

Date:  November  13, 1997

                                    /s/  Stephen L. Wiley
                                    --------------------------------------------
                                     Stephen L. Wiley, Chief Financial
                                           Officer (Principal Financial Officer)