Form 10KSB40
period 1997-12-31
THRIFT MANAGEMENT INC
filed 1998-04-14
CIK 1016611

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    ------------

                        Commission file number 333-5190-A

                             THRIFT MANAGEMENT, INC.
                 (Name of Small Business Issuer in Its Charter)

                           Florida                             65-0309540
                (State or Other Jurisdiction                (I.R.S. Employer
              of Incorporation or Organization)          Identification Number)

             3141 W. Hallandale Beach Boulevard
                     Hallandale, Florida                          33009
          (Address of Principal Executive Offices)             (Zip Code)

         Issuer's Telephone Number, Including Area Code: (954) 985-8430

                                ----------------
           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90
days. Yes  X    No
         ----     ----

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $7,728,241

The aggregate market value of the issuer's Common Stock, $.01 par value, held by non-affiliates on March 19, 1998 was approximately $4,960,313.

As of March 19, 1998, there were 2,145,000 shares of the issuer's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.


                           FORWARD-LOOKING STATEMENTS

                  Thrift Management, Inc. (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward- looking statements. Factors which may affect the Company's results include, but are not limited to, limited history of profitability, dependence on charitable donations and a limited number of charities, increase in the cost of merchandise, reliance on management, competition and seasonality. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART I

         ITEM 1.  DESCRIPTION OF BUSINESS

         GENERAL

                  The Company manages and operates retail outlets known as thrift stores, which deal in new and used articles of clothing, miscellaneous household items, furniture, bric-a-brac and antiques at discounted prices. The Company currently operates five thrift stores in South Florida: two in Hallandale, Florida (Broward County), one in Margate, Florida (Broward County), one in Lauderdale Lakes, Florida (Broward County) and one in Hialeah, Florida (Dade County). Inventory for the Company's stores is obtained as the result of donations made to charities under contracts entered into by the Company for the solicitation and purchase of merchandise. The Company also purchases merchandise in bulk from various independent contract collectors.

                  During 1997, the Company had solicitation and purchasing agreements with two charities in the South Florida area, the Missing Children Awareness Foundation and Temple Beth Ahm Israel. In addition, the Company currently is in the process of entering into a solicitation and purchasing agreement with the Samuel M. and Helene Soref Jewish Community Center, Inc., a Florida not-for-profit corporation. The Company is registered with the Department of Agriculture and Consumer Affairs of the State of Florida as a professional solicitor. The charities receive a percentage of gross revenues from the sale of the donated merchandise. The charities gain the benefit of the Company's expertise in solicitation and resale of donated goods through a higher return on sales than the charity itself may be able to realize through its own efforts.

                  The Company uses direct mail, newspaper advertising and telemarketing to solicit donations for its client charities. The Company currently uses approximately 15 trucks to make scheduled pick-ups of donated goods. The donors are given receipts to document the items donated. In 1997, the Company began operating manned Missing Children Awareness Foundation donation trailers as a new source of merchandise for its thrift stores. As of March 1998, the Company has obtained placement approval for eight trailers. All merchandise collected is then taken to the appropriate thrift shop, where it is inspected, sorted, priced, tagged and displayed for sale. Items remaining unsold in the stores are sold in bulk to exporters, which ship the items to countries throughout the Caribbean, Central and South America and Eastern Europe.

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

                  The Company currently intends to expand its operations by opening additional thrift stores, initially in Florida, and ultimately in various out-of-state locations. The Company's current plans include opening approximately four to six additional stores during 1998 and 1999. In March 1998, the Company entered into a letter of intent to lease a location for a new thrift store in Pompano Beach, Florida (Broward County). In addition, the Company currently intends to establish a merchandise export facility, through which the Company will sell unsold inventory in bulk in the Caribbean, Central and South America, and Eastern Europe.

                  The Company may also, from time to time, identify one or more established thrift stores or other businesses related to the Company's current operations, such as wholesale export businesses as possible acquisition candidates. There can be no assurance that the Company would be able to identify thrift stores or other businesses for possible acquisition and, if identified, that the Company would be able to consummate any such acquisitions.

                  In December 1996, the Company consummated its initial public offering (the "IPO"), in which it sold 900,000 units (the "Units") at a price of $5.75 per Unit. Each Unit consisted of one share of Common Stock and one redeemable warrant to purchase one share of Common Stock for $5.00 per share (the "Warrants"). Of the 900,000 shares of Common Stock underlying the Units, 615,000 shares were offered by the Company and 285,000 shares were offered by a selling shareholder. The Warrants are exercisable for a period of five years commencing December 11, 1996 and may be redeemed by the Company on 30 days' notice at any time during such period at a price of $.10 per Warrant if the closing bid price of the Common Stock for 20 consecutive trading days ending on the 15th day prior to the date that notice of redemption was given by the Company has been at least 150% of the exercise price then in effect. The Company realized approximately $2.6 million in proceeds from the IPO, net of underwriting discounts and expenses and other offering expenses.

                  The Company was incorporated in Florida in July 1991. Its executive offices are located at 3141 West Hallandale Beach Boulevard, Hallandale, Florida 33009, telephone number (305) 985-8430.

                  As used herein, the "Company" refers to Thrift Management, Inc. ("TMI") and its wholly owned subsidiaries, Thrift Shops of South Broward, Inc., Thrift Shops of West Dade, Inc., Hallandale Thrift Management, Inc., (HTMI), Hallandale Thrift, Inc., North Broward Consignment, Inc. and Thrift Shops of North Lauderdale, Inc., (collectively, the "Subsidiaries"). Effective as of May 31, 1996, the Company completed a tax-free reorganization (the "Reorganization") whereby the Subsidiaries, which had previously been separate but affiliated companies, became wholly owned subsidiaries of TMI. Unless the context specifically states otherwise, all disclosure in this Report gives pro forma effect to consummation of the Reorganization.

         INVENTORY COLLECTION

                  A significant portion of the merchandise offered in the Company's thrift stores is obtained as the result of donations made to charities. The Company enters into a contract with a participating charity pursuant to which the Company solicits donations of merchandise on behalf of the charity, picks-up and sorts donated merchandise and resells the merchandise, principally through its thrift stores. The Company bears all costs of and assumes all responsibility for the solicitation of donations and operation of the thrift stores and pays the charity a percentage of gross sales for all merchandise (typically in the range of 2% to 3%). The Company believes that such amount is comparable to, if not better than, that which a charity would typically earn if it operated its own thrift store and bore the costs of and responsibility for such operation, including the costs of solicitation and collection of donated merchandise, rent and other operating costs for the thrift store and hiring of personnel. Moreover, the Company believes that its experience in soliciting donations and reselling merchandise make its services attractive to charities, which may have little experience in the field. The Company is currently party to contracts with the Missing Children Awareness Foundation and Temple Beth Ahm Israel, and in March 1998, the Company is in the process of entering into a solicitation and purchasing agreement with the Samuel
         M. and Helene Soref Jewish Community Center, Inc. As the Company expands its operations, it may seek arrangements with additional charities. There can be no assurance, however, that the Company will be able to successfully do so.

                  The Company also purchases merchandise in bulk from various independent contract collectors that maintain drop boxes to supplement the merchandise obtained from its agreements with its charities.

         THRIFT STORE OPERATIONS

                  The Company currently uses approximately 15 trucks to make scheduled pick-ups of donated merchandise. The donors are given receipts to document the items donated.

                  Following pick-up, merchandise is taken to the appropriate thrift store where it is sorted and inspected. Unsuitable items, such as those that are broken, badly stained or torn, are either discarded or sold in bulk to exporters, which pay the Company between $.12 and $.20 per pound and resell the items in countries in the Caribbean, Central and South America and Eastern Europe. Goods deemed suitable for sale in the Company's thrift stores are priced and date-coded by color. Pricing is for the most part subjective and is based upon the Company's experience of how much a customer is willing to pay for a particular type of item.

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

                  In order to provide convenient shopping hours for customers, the Company's thrift stores are generally open from 8:00 a.m. until 6:00 p.m. on Monday, Tuesday, Thursday and Saturday; from 8:00 a.m. until 9:00 p.m. on Wednesday and Friday; and from 9:00 a.m. until 5:00 p.m. on Sunday.

         MARKETING

                  The Company's primary mode of soliciting donations is through direct mail, using a colored 5-1/2" x 8-1/2" postcard, sent to between 50,000 and 75,000 households per week. Mailings are targeted to selected zip codes in Dade, Broward and Palm Beach counties in South Florida. The postcard prominently bears the name of the charity sponsor and a telephone number to call to offer donations. Supporting this effort is a team of employees who field pick-up calls and who telephone previous donors to solicit additional merchandise donations. In order to encourage repeat donations, the Company endeavors to provide prompt and courteous pick-up of donated merchandise. The Company supplements its direct mail efforts through advertising in local publications. The Company began implementing a new method of soliciting donations by operating manned Missing Children Awareness Foundation donation trailers located primarily in high traffic retail strip centers.

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

STORE LOCATIONS

                  The following sets forth information with respect to the Company's five thrift stores:

                                                      Approximate                     Lease
Location             Date Opened                     Square Footage                Exp./Renewal
--------             -----------                     --------------                ------------
3149 W.              August 1986                     8,300                         April 2001/
Hallandale                                                                         one five-year
Beach Boulevard                                                                    renewal option
Hallandale, FL

3141 W.              August 1992                     15,000                        April 2001/
Hallandale                                                                         one five-year
Beach Boulevard                                                                    renewal option
Hallandale, FL

901 E. Tenth Ave     November 1992                   10,500                        October 1999/
Hialeah, FL                                                                        one seven-year
                                                                                   renewal option

1041 N. State Rd. 7  November 1995                   10,050                        November 2000/
Margate, FL                                                                        two five-year
                                                                                   renewal options

3200 N. State Rd. 7  July 1997                       29,000                        June 2002/two
Lauderdale Lakes, Fl                                                               five year options


Aggregate monthly rental for the Company's five thrift stores is approximately $39,000.

         The Company seeks to locate its outlets in lower socio-economic neighborhoods that have a high concentration of potential customers and, if possible, in the vicinity of other thrift stores, which serves to attract the potential customer base to the area. The Company also seeks locations on highly traveled streets with adequate on-site parking and the availability, under zoning ordinances, of high visibility signage. The Company believes that numerous adequate retail locations exist, such as former drug stores, discount outlets and specialty retail stores that meet the Company's criteria for store locations and that can be leased at reasonable rates. The Company is actively seeking additional store locations. There can be no assurances, however, that once the Company identifies suitable locations, it will be able to negotiate acceptable lease terms.

EXPANSION STRATEGY

         The Company's strategy is to expand its operations by opening additional thrift stores or acquiring existing thrift stores or other businesses related to the Company's current operations. The strategy is to expand initially in Florida, and ultimately in various out-of-state locations. The Company currently anticipates that its new stores will range from 9,000 to 15,000 square feet with smaller stores selling men's, women's and children's apparel, accessories, shoes and linens, with the larger stores also selling bric-a-brac and household items.

         The Company currently intends to open approximately four to six additional stores during 1998 and 1999. The Company's ability to expand its chain of thrift stores will depend on, among other things, securing suitable locations, obtaining sufficient merchandise and having adequate financing to effect its expansion plans. There can be no assurance that the Company will be able to open additional thrift stores or that any thrift stores so opened will be profitable.

         An additional area of potential expansion is the direct export of certain merchandise. Currently, donated merchandise that is unsuitable for sale, as well as merchandise that remains in inventory beyond a specified time period, is sold in bulk to exporters that resell the items in countries in the Caribbean, Central and South America, and Eastern Europe. The Company currently sells approximately 85,000 pounds of merchandise per week in bulk to exporters. As the Company opens additional thrift stores, it expects that the volume of bulk merchandise available for export will increase. When it reaches a level of approximately 150,000 pounds per week, the Company believes that it will be economically advantageous to export such merchandise directly. In order to do so, the Company will need to establish a separate facility to receive, sort and grade the export merchandise, bale it and otherwise prepare the merchandise for shipment. There can be no assurance that the Company's operations will generate a sufficient amount of bulk merchandise to enable the Company to begin direct export of such merchandise, that the Company will have the necessary financing to establish the needed facility if it elects to do so, or that if the Company expands into this field of business, that it can do so successfully or profitably.

         The Company may also, from time to time, identify one or more established thrift stores or other businesses related to the Company's current operations, as possible acquisition candidates. The Company's criteria for identifying existing stores as possible acquisition candidates are similar to those used by the Company when identifying locations for new stores. The Company would consider whether an existing store would be an acquisition candidate based on the store's proximity to lower socio-economic neighborhoods and to other thrift stores; the store's location on highly traveled streets with adequate on-site parking and permitted high-visibility signage; the store's size; the store's profitability; the terms of the existing lease, if any; and the anticipated purchase price. The criteria for identifying other businesses as acquisition candidates would be based on the geographic area of the business' operations; the financial condition of the business, including the nature of the assets used in its operations; the value of any goodwill associated with the business; the business' profitability; the anticipated purchase price; and such other criteria as are deemed relevant by the Board of Directors. The Company does not at the present time expect that any such existing stores or businesses would be acquired from or in a transaction involving the Company's management, principal shareholders or other affiliates.

         Such acquisitions would be consummated in exchange for combinations of cash, notes, shares of the Company's capital stock and options to purchase shares of the Company's capital stock and depending, in part, on the Company's available working capital or other sources of funds and its anticipated capital needs at the time of the proposed acquisition. Although the Company does not currently anticipate incurring debt to fund any such acquisitions, management may determine that, depending on prevailing market interest rates, the cost of funds available to the Company, and the extent of revenues generated by the acquisition candidate, the use of debt to fund an acquisition may be advantageous to the Company. Such debt would result in an ongoing interest expense obligation for the Company, however. Issuance of shares of the Company's capital stock in an acquisition would enable the Company to preserve its cash, but could have the effect of diluting the Company's earnings on a per share basis or diluting the voting control of existing shareholders, and could result in an additional ongoing dividend obligation, depending on the terms of the stock issued.

         There can be no assurance that the Company would be able to identify or negotiate an acquisition transaction with any such stores or other businesses or, even if negotiations are undertaken that the Company would be able to consummate any such acquisitions.

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

EMPLOYEES

         As of March 18, 1998, the Company employed approximately 214 full-time employees. None of the Company's employees are members of labor unions. Management believes that it enjoys satisfactory relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive offices occupy approximately 2,100 sq. ft. located at 3141 W. Hallandale Beach Boulevard, Hallandale, Florida 33009. See "Store Locations" in Part I, Item 1 above for more information, including the rental payments, regarding the Company's store locations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently a party to any action, proceeding or litigation, which, if adversely determined, would have a material adverse effect on the Company's business, operations, revenues and prospects.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCK MATTERS

MARKET INFORMATION

         The Company's Common Stock and Warrants have traded since December 5, 1996 under the symbols "THMM" and "THMMW," respectively, on the OTC Bulletin Board operated by the NASDAQ Stock Market, Inc. The high and low prices as furnished by the National Quotation Bureau Incorporated for the Company's Common Stock for 1997 are set forth below. These bid prices are inter-dealer prices without retail markup, markdown or commission, and may not represent actual transactions.


                                                  COMMON STOCK            WARRANTS
                                                 --------------        --------------
            PERIOD                               HIGH       LOW        HIGH       LOW
            ------                               ----       ---        ----       ---
27 days ending December 31, 1996                $7.500     $5.750     $1.250     $1.250
First Quarter ending March 31, 1997             $7.250     $5.750     $3.000     $0.750
Second Quarter ending June 30, 1997             $6.875     $1.125     $3.000     $0.250
Third Quarter ending September 30, 1997         $3.750     $2.000     $1.000     $0.250
Fourth Quarter ending December 31, 1997         $3.250     $1.750     $1.000     $0.375

HOLDERS

         As of March 20, 1998, there were approximately 14 holders of record of the Common Stock and 19 holders of record of the Warrants. The Company believes that the Common Stock and Warrants are each held by in excess of 300 beneficial holders.

DIVIDEND POLICY

         The Board of Directors does not currently contemplate the payment of cash dividends. Any decisions as to the payment of cash dividends on the Common Stock will depend on the Company's ability to generate earnings, its need for capital, its overall financial condition and such other factors as the Board of Directors deems relevant.

SALES OF UNREGISTERED SECURITIES

         None





ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in Part II, Item 7 of this Report.

GENERAL

         The Company was organized in July 1991 for the purpose of managing the operation of retail thrift stores that offer new and used articles of clothing, furniture, miscellaneous household items and antiques. The Company is registered with the State of Florida as a professional solicitor. The Company obtains its merchandise primarily from two sources: (i) purchase contracts with charitable organizations in return for an average of 2% to 3% of its gross sales from certain of its thrift stores; and (ii) various independent contract collectors from whom the Company purchases merchandise in bulk. Items from the stores that remain unsold are sold in bulk to exporters, which ship the items to countries throughout the Caribbean, Central and South America, and Eastern Europe. Through its Subsidiaries, the Company operates its five retail stores. HTMI is responsible for the solicitation of donations on behalf of the charities through direct mailings, newspaper advertising and telemarketing and operating manned donation trailers. HTMI is, in addition, responsible for the pickup of the donated merchandise throughout the communities surrounding the Company's stores.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO YEAR ENDED DECEMBER 31, 1996. The Company recognizes merchandise sales when the customer pays for the merchandise upon exiting the Company store. Merchandise inventories consist of donated and purchased used clothing, furniture, miscellaneous household items and antiques. Purchased and donated inventories have been assigned a value based upon the retail method of accounting including all costs connected to bringing the merchandise to the selling floor. These costs include advertising, marketing, transportation, and grading and processing costs plus commissions paid to the sponsoring charitable organization.

         Revenues for the years ended December 31, 1997 and 1996 totaled $7,728,241 and $6,104,905, respectively. Revenues increased by $1,623,336, or 27%, for 1997, as compared to 1996. Although the Company's gross profit for 1997 increased to $3,777,225, as compared to $3,289,695 for 1996, the Company's gross profit margins for 1997 decreased to 48.9% versus the 53.9% for 1996.

         The net increase in the Company's sales during 1997, as compared to 1996, is attributable to the following:

         1. The sales of the Company's fifth retail store, which opened on July 19, 1997, were $434,592.
         2. The 1997 sales on the four other stores increased by $1,188,744, for a 19.5% increase in same-store sales.

         Although the Company's gross profits increased substantially, the decrease in the gross profit percentage for 1997 as compared to 1996 is principally attributable to the cost of the merchandise partially offset by the effect of a change in the method of accounting for inventories. The Company has two sources for merchandise, direct donated goods through the charities with which it has entered into purchase contracts, and the purchase of merchandise in bulk from various independent contract collectors. In order for the Company to support the 19% sales increase in four existing stores plus the sales of the new store, the Company has relied to an even greater degree on purchased merchandise as compared to merchandise acquired through direct donations. This affected the mix of purchased goods to donated goods, with 1997 purchased goods increasing 60% over the prior year, whereas total cost of goods increased only 40%. The additional cost resulting from the Company's greater reliance on purchased goods is a primary factor resulting in a lower gross profit margin.

         Merchandise inventory has been valued using the retail method of accounting as of December 31, 1997. This accounting principle was adopted by the Company on October 1, 1997. Merchandise inventory in prior periods and years was valued using the specific identification method. The new method of valuing inventories was adopted due to cost/benefit considerations of applying the specific identification method of accounting for inventories in the Company's current operating environment. The effect of this change in 1997 was to increase gross profit by 1.4 percentage points and income before income taxes by approximately $106,000. (See Note 3 to the Consolidated Financial Statements.)

         In 1997, the Company entered into an additional agreement with the Missing Children Awareness Foundation and began operating manned donation trailers as an additional source of donated merchandise. As of March 1998, the Company has obtained site location approval for a total of eight trailers. The Company plans to continue to expand this new source of donated merchandise. In addition, the Company currently is in the process of entering into a solicitation and purchasing agreement with the Samuel M. and Helene Soref Jewish Community Center, a new charity for the Company. In 1997, the Company continued to purchase merchandise from various independent contract collectors. The Company plans to develop or acquire independent contract collectors to provide another internal source of merchandise; however, there can be no assurance that it will be able to do so.

         The Company's operating expenses for 1997 were $3,447,983 (or 45% of sales) as compared to $3,163,455 (or 52% of sales) for 1996, representing an increase of $284,528 or 9%. The 1997 operating expenses of the new North Lauderdale store were $251,567. Operating expenses for 1996 included a $150,000 bonus for the tax reimbursement to the Company's President. In 1997, this expense was largely offset by the $115,683 or 43% increase in professional and consulting fees, from $271,364 in 1996 to $387,047 in 1997.

         The income from operations increased $203,002 or 161% from $126,240 in 1996 (2.1% of sales), to $329,242 in 1997 (4.4% of sales). This is the effect of a 27% increase in sales with only a 9% increase in operating expenses, partially offset by the lower 48.9% gross profit percentage in 1997 as compared to 53.9% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had working capital of $2,338,499 as compared to $2,260,670 at December 31, 1996. For 1997, cash decreased by $367,648 as compared to an increase of $2,554,484 in 1996, which was principally a result of purchases of property and equipment needed for the Company's new and existing stores.

         Net cash provided by operations for 1997 and 1996 amounted to $148,724 and $128,767, respectively, or an increase of $19,957. Net cash used in financing activities for 1997 was $182,970 as compared to net cash provided by financing activities of $2,501,865 for 1996. This decrease is primarily the result of the following items in 1996: receipt of net proceeds of $2,596,950 from the IPO, receipt of net proceeds of $680,000 from two private offerings, liquidation of the Company's liability to the Miami Jewish Home, dividends and loans paid to the then sole stockholder, and the purchase of Common Stock and warrants for $500,000. As discussed in Note 12 to the Company's financial statements, the Company completed two private offerings in February and May of 1996, respectively. As discussed in Note 12 to the financial statements, the Company sold to a single investor in February 1996, and as subsequently amended during October 1996, 300,000 shares of Common Stock and warrants for aggregate consideration of $250,000 in the form of a $250,000 promissory note, which bore interest at 7% per annum. This note was paid in August 1996.

         As discussed in Note 12 to the financial statements, during May 1996, and as subsequently amended during October 1996, the Company sold 20 units of the Company's securities at $25,000 per unit. Each unit consisted of 15,000 shares of Common Stock and 10,000 warrants. The Company received from this offering net proceeds of $430,000, after deducting the placement agent's commission and legal costs of $60,000 and $10,000, respectively. A portion of said proceeds were used to liquidate current liabilities, including reducing accounts payable and accrued expenses to reduce vendors' payment cycles. In December 1996, the NASD deemed certain of the investors in the private offering to be affiliates of the underwriter of the IPO for purposes of determining the fairness of the compensation payable to the underwriter in connection with the IPO. Accordingly, in order to comply with the NASD's rules, upon completion of the IPO, the Company redeemed the shares of Common Stock and warrants sold in the offering for the aggregate of $500,000 originally paid by investors in the private offering. A portion of the net proceeds of the IPO was used to effect such redemption.

         In December 1996, the Company consummated the IPO, in which it sold 900,000 Units at a price of $5.75 per Unit. Each Unit consisted of one share of Common Stock and one Warrant to purchase one share of Common Stock for $5.00 per share. Of the 900,000 shares of Common Stock underlying the Units, 615,000 shares were offered by the Company and 285,000 shares were offered by the investor in the February 1996 private offering. The Warrants are exercisable for a period of five years commencing December 11, 1996 and may be redeemed by the Company on 30 days' notice at any time during such period at a price of $.10 per Warrant if the closing bid price of the Common Stock for 20 consecutive trading days ending on the 15th day prior to the date that notice of redemption was given by the Company has been at least 150% of the exercise price then in effect. The Company realized approximately $2,596,950 in proceeds from the IPO, net of underwriting discounts and expenses and other offering expenses which amounted to $653,050.

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


YEAR 2000

         The Company has evaluated the potential impact of the year 2000 on its business, including its information systems, and does not expect this issue to have a significant effect on its results of operations.

Item 7. FINANCIAL STATEMENTS

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Page
                                                                         ----
Independent Auditors' Report..............................................12
Independent Auditors' Report..............................................13
Consolidated Balance Sheet................................................14
Consolidated Statements of Operations .................................15-16
Consolidated Statements of Stockholders' Equity (Deficiency)..............17
Consolidated Statements of Cash Flows..................................18-19
Notes to Consolidated Financial Statements.............................20-38

                           INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Thrift Management, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheet of Thrift Management, Inc. and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thrift Management, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

         As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for inventories in 1997.

/s/ Berkowitz Dick Pollack & Brant LLP
--------------------------------------
Berkowitz Dick Pollack & Brant LLP
Miami, Florida
March 25, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of Thrift Management, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996 of Thrift Management, Inc. and subsidiaries (the "Company"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 1996 of the Company in conformity with generally accepted accounting principles.


/s/ SCARANO & TOMARO, P.C.


Scarano & Tomaro, P.C.
Syosset, New York
February 17, 1997

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1997

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                                        $     2,202,540
   Merchandise inventories                                                                                  328,433
   Prepaid expenses                                                                                         126,532
   Advances to stockholder                                                                                   63,156
                                                                                                    ---------------

                 TOTAL CURRENT ASSETS                                                                     2,720,661

EQUIPMENT, FIXTURES AND IMPROVEMENTS, net                                                                   466,234

ADVANCES TO STOCKHOLDER                                                                                      63,156

PREPAID CONSULTING SERVICES                                                                                  25,000

COVENANTS NOT TO COMPETE, net                                                                                36,142

OTHER ASSETS                                                                                                100,294
                                                                                                    ---------------
                 TOTAL ASSETS                                                                       $     3,411,487
                                                                                                    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of note payable                                                                  $         4,665
   Accounts payable                                                                                         141,890
   Accrued expenses                                                                                         207,591
   Accrued income taxes                                                                                      28,016
                                                                                                    ---------------

                 TOTAL CURRENT LIABILITIES                                                                  382,162

NOTE PAYABLE, less current portion                                                                            5,052
                                                                                                    ---------------
                 TOTAL LIABILITIES                                                                          387,214
                                                                                                    ---------------
COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY
   Preferred stock: $.01 par value, authorized 1,500,000
       shares, issued and outstanding 250,000 shares                                                          2,500
   Common stock: $.01 par value, authorized 15,000,000
       shares, issued and outstanding 2,145,000 shares                                                       21,450
   Additional paid-in capital                                                                             3,052,266
   Accumulated deficit                                                                                      (51,943)
                                                                                                    ---------------

                 TOTAL STOCKHOLDERS' EQUITY                                                               3,024,273
                                                                                                    ---------------
                 TOTAL LIABILITIES AND
                   STOCKHOLDERS' EQUITY                                                             $     3,411,487
                                                                                                    ===============



See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   YEAR ENDED DECEMBER 31,
                                                 -------------------------
                                                     1997          1996
                                                 -----------   -----------

Net sales                                        $ 7,728,241   $ 6,104,905

Cost of goods sold                                 3,951,016     2,815,210
                                                 -----------   -----------

           GROSS PROFIT                            3,777,225     3,289,695

Selling, general and administrative
   expenses                                        3,372,356     3,013,455
Officer's bonus incentive                             75,627       150,000
                                                 -----------   -----------

           TOTAL OPERATING EXPENSES                3,447,983     3,163,455
                                                 -----------   -----------

           INCOME FROM OPERATIONS                    329,242       126,240

   Interest expense                                   (1,365)       (1,732)
   Interest income                                    98,065            --
                                                 -----------   -----------

           INCOME BEFORE INCOME
             TAX EXPENSE (BENEFIT)                   425,942       124,508

Income tax expense (benefit)                         162,000       (34,000)
                                                 -----------   -----------

           NET INCOME                            $   263,942   $   158,508
                                                 ===========   ===========


Pro forma data:
   Income before pro forma income tax provision                $   124,508

   Pro forma income tax provision                                   46,900
                                                               -----------
   Pro forma net income                                        $    77,608
                                                               ===========

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES


                                                        YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                         1997              1996
                                                    ---------------   ---------------
Earnings per share:
   Basic:
       Net income                                   $          0.12   $          0.10
                                                    ===============   ===============

   Diluted:
       Net income                                   $          0.12   $          0.10
                                                    ===============   ===============

Weighted average number of shares:
   Basic                                                  2,131,000         1,638,125
                                                    ===============   ===============
   Diluted                                                2,169,000         1,638,125
                                                    ===============   ===============

Pro forma earnings per common equivalent share:
   Income before pro forma income tax expense                         $          0.08
                                                                      ===============

   Pro forma income tax provision                                     $          0.03
                                                                      ===============

   Pro forma net income                                               $          0.05
                                                                      ===============



See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 For the Years Ended December 31, 1997 and 1996


                                            Preferred Stock           Common Stock        Additional                 Stockholders'
                                         ---------------------   ----------------------     Paid-in    Accumulated       Equity
                                            Shares     Amount      Shares       Amount      Capital      Deficit      (Deficiency)
                                         -----------  --------   ----------    --------   -----------  -----------   --------------
Balances at December 31, 1995                --     $    --       1,200,000    $  2,200   $    9,540   $  (191,009)   $ (179,269)

Sale of Common stock in connection
   with private placement                    --          --         300,000       3,000      247,000        --           250,000

Sale of common stock in connection
   with confidential private offering
   memorandum, net of costs of $70,000                              300,000       3,000      427,000        --           430,000

Issuance of preferred stock in
   connection with reorganization        250,000       2,500          --           --           --          --             2,500

Reorganization of affiliates                 --          --           --          9,800       (9,800)       --              --

Sale of common stock in connection
   with initial public offering, net of
   costs and deferred costs of
   $901,524                                  --          --         615,000       6,150    2,842,326        --         2,848,476

Purchase and retirement of common
   stock                                     --          --        (300,000)     (3,000)    (497,000)       --          (500,000)

Net income for the year ended
   December 31, 1996                         --          --           --            --         --          158,508       158,508

"S" Corporation distributions                --          --           --            --         --         (283,384)     (283,384)
                                       ---------    --------      ---------   ---------  -----------   -----------     ---------

Balances at December 31, 1996            250,000       2,500      2,115,000      21,150    3,019,066      (315,885)    2,726,831

Common Stock issued for consulting
   services                                                          30,000         300       33,200                      33,500

Net income for the year ended
   December 31, 1997                                                                                       263,942       263,942
                                       ---------    --------      ---------   ---------  -----------   -----------    ----------
Balances at December 31, 1997            250,000    $  2,500      2,145,000   $  21,450  $ 3,052,266   $   (51,943)   $3,024,273
                                       =========    ========      =========   =========  ===========   ===========    ==========


See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            YEAR ENDED DECEMBER 31,
                                                         --------------------------
                                                             1997           1996
                                                         -----------    -----------
Cash flows from operating activities:
   Net income                                            $   263,942    $   158,508
   Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation and amortization                      85,809         94,118
           Loss on sale of equipment                           1,708             --
           Common stock issued for consulting services        33,500             --
           Deferred income tax  expense (benefit)             66,000        (66,000)
           Changes in assets and liabilities:
                 Increase in merchandise inventories        (213,461)        (3,915)
                 Increase in prepaid expenses                (33,586)      (116,014)
                 Decrease in accounts payable               (162,114)      (126,822)
                 Decrease (increase) in other                  4,835         (9,635)
                 Increase in accrued expenses                 74,075        216,527
                 Increase (decrease) in accrued
                    income taxes                              28,016        (18,000)
                                                         -----------    -----------
           Total adjustments                                (115,218)       (29,741)
                                                         -----------    -----------

                          NET CASH PROVIDED BY
                            OPERATING ACTIVITIES             148,724        128,767
                                                         -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                       (369,714)       (76,148)
   Proceeds from disposal of property and equipment           36,312             --
                                                         -----------    -----------

                          NET CASH USED IN
                            INVESTING ACTIVITIES            (333,402)       (76,148)
                                                         -----------    -----------


                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                                                               YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                                1997           1996
                                                             -----------    -----------
Cash flows from financing activities:
   Advances to stockholder, net                                 (145,386)        (6,036)
   Principal payments on notes payable                           (37,584)       (81,606)
   Principal repayments on stockholder loans                          --       (220,549)
   Proceeds from sale of preferred stock                              --          2,500
   Proceeds from initial public offering and
       private placements                                             --      4,500,000
   Costs of initial public offering and private placements            --       (931,524)
   Repurchase of common stock                                         --       (500,000)
   Dividends paid                                                     --       (260,920)
                                                             -----------    -----------

                        NET CASH (USED IN) PROVIDED
                            BY FINANCING ACTIVITIES             (182,970)     2,501,865
                                                             -----------    -----------

                        NET (DECREASE) INCREASE
                          IN CASH                               (367,648)     2,554,484

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                  2,570,188         15,704
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                      $ 2,202,540    $ 2,570,188
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

       Cash paid during the year for:

           Interest                                          $     1,500    $     5,750
                                                             ===========    ===========

           Income taxes                                      $    41,000    $    50,000
                                                             ===========    ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
      Acquisition of equipment through
       issuance of notes payable                             $        --    $    15,024
                                                             ===========    ===========





See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--GENERAL

Thrift Management, Inc. (the "Company" or "TMI"), was organized in the State of Florida on July 22, 1991 for the purpose of managing the operation of retail thrift stores which offer for sale new and used articles of clothing, furniture, miscellaneous household items and antiques. The Company is registered with the State of Florida as a professional solicitor. The Company obtains its merchandise primarily from two sources, i) purchase contracts with charitable organizations in return for an average of 2% to 3% of its gross sales from certain of its thrift stores, and ii) purchases from various independent contract collectors who maintain drop boxes from whom the Company purchases merchandise in bulk at a flat rate per pound. Items from the stores which remain unsold are sold in bulk to exporters for export to countries throughout the Caribbean, Central and South America, and Eastern Europe. Through its wholly-owned subsidiaries, the Company operates five (5) retail stores plus a management company. Hallandale Thrift Management, Inc. ("HTMI") is responsible for the solicitation of donations on behalf of the charities with which the Company has contracts through direct mailing, newspaper advertising and telemarketing. HTMI is responsible for operating donation trailers and the pickup of donated merchandise throughout the communities in which the Company operates. HTMI was organized in the State of Florida on December 9, 1993.

The Company's five (5) retail stores are operated under separate wholly-owned subsidiaries as follows:

                      Thrift Shops of South Broward, Inc. ("TSSB")
                        Organized in the State of Florida on May 19, 1989.

                      Thrift Shops of West Dade, Inc. ("TSWD")
                        Organized in the State of Florida on October 8, 1992.

                      Hallandale Thrift, Inc. ("HTI")
                         Organized in the State of Florida on June 14, 1993.

                      North Broward Consignment, Inc. ("NBCI")
                         Organized in the State of Florida on May 10, 1995.

                      Thrift Shops of North Lauderdale, Inc. ("TSNL")
                         Organized in the State of Florida on January 24, 1997.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 1--GENERAL--Continued

On January 23, 1998, Thrift Retail, Inc. was organized in the State of Florida for the purpose of operating a new store to be opened in 1998.

On May 31, 1996, following the completion of the private offering, the Company reorganized its capital structure as more fully discussed in Note 12. The financial statements give retroactive effect to the reorganization of the Company's capital structure.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements for the years ended December 31, 1997 and 1996 include the accounts of the Company, HTMI, TSSB, TSWD, HTI, NBCI and TSNL (collectively the "Companies"). As of May 31, 1996, HTMI, TSSB, TSWD, HTI, NBCI and TSNL became wholly-owned subsidiaries of the Company pursuant to the reorganization plan. All significant intercompany accounts and transactions have been eliminated for financial statement presentation purposes.

EQUIPMENT, FIXTURES AND IMPROVEMENTS: Equipment, fixtures and improvements are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives (5-10 years) of the related assets. Leasehold improvements are amortized over the lesser of the related lease terms including options expected to be exercised or the estimated useful lives of the improvements. Maintenance and repairs are charged to operations as incurred.

MERCHANDISE INVENTORIES: Merchandise inventories consist primarily of new and used clothing, furniture, miscellaneous household items and antiques which are stated at the lower of cost or market. In 1997, the Company adopted the retail method of accounting. In 1996, a specific identification method of valuing the inventory was used (Note 3). The cost of inventories includes the actual cost of merchandise paid to the respective charities or the independent contract collectors plus all expenses incurred that were directly associated with the acquisition and processing of such inventory including certain store overhead and salaries. Inventory write-downs are recorded in the period in which it becomes reasonably evident that the merchandise is not saleable or the market value is less than cost.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

COVENANTS NOT TO COMPETE: Covenants not to compete consist of costs incurred in connection with the buyout of a previous stockholder. Such covenants not to compete are being amortized on a straight line basis over their contractual lives of six years.

INTANGIBLE ASSETS: Included in other assets are intangible assets consisting of organizational and trade name costs which have been recorded at cost. Organizational and trade name costs are being amortized on a straight-line basis over their estimated useful lives which range from five years to fifteen years.

EARNINGS PER SHARE: The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". Under the provisions of SFAS 128, primary earnings per share has been replaced by basic earnings per share, which does not include the dilutive effect of stock options in its calculation. In addition, fully diluted earnings per share has been replaced by diluted earnings per share. All prior period earnings per share amounts have been restated to reflect the requirements of SFAS 128. Basic earnings per share has been computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period.

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the year ended December 31, 1997, options to purchase 725,000 shares of common stock at an average price of $4.94 were excluded from the computation.

Pro forma net income per share is computed using the weighted average number of shares outstanding during each respective period, and is based on the number of shares issued and outstanding giving retroactive effect to the Company's reorganization in 1996.

INCOME TAXES: The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for
Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases for assets and liabilities

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

is determined quarterly. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

Prior to the reorganization, the Companies, with the consent of their then sole stockholder, elected under the Internal Revenue Code to be taxed as "S" Corporations. In lieu of corporation income taxes, the stockholders of an "S" Corporation are taxed on their proportionate share of a company's taxable income or loss. Accordingly, no provision or liability for federal taxes is included in the consolidated financial statements through May 31, 1996. Effective June 1, 1996, the Company was taxed as a "C" Corporation as a result of its new capital restructure pursuant to the reorganization. The Company files a consolidated federal and state income tax return with its subsidiaries. The 1996 pro forma income tax provision represents the approximate Federal and State income taxes that the Company would have incurred had the Company not been an "S" Corporation during 1996 and accordingly, subject to Federal and State income taxes.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1997, cash equivalents include an investment in Federal Home Loan Bank Bonds amounting to approximately $1,450,000 with an interest rate of 5.537% maturing in March 1998.

FAIR VALUE DISCLOSURES: The carrying value of cash, prepaid expenses, advances to stockholder, accounts payable and accrued expenses are a reasonable estimate of their fair value. The carrying value of the Company's note payable at December 31, 1997 is a reasonable estimate of its fair value based upon currently available interest rates of similar instruments available with similar maturities.

USE OF ACCOUNTING ESTIMATES: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

NOTE 3--CHANGE IN ACCOUNTING PRINCIPLE

Merchandise inventory has been valued using the retail method of accounting as of December 31, 1997. This accounting principle was adopted by the Company on October 1, 1997. Merchandise inventory in prior periods and years was valued using the specific identification method. The newly adopted accounting principle is preferable in the circumstances due to cost benefit considerations of applying the specific identification method of accounting for inventories in the Company's current operating environment. The effect of this change in

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 3--CHANGE IN ACCOUNTING PRINCIPLE--Continued

1997 was to increase income before income taxes by approximately $106,000 and net income by approximately $66,000 (or $0.03 per share). The cumulative effect of this accounting change and proforma amounts for prior years have not been determined due to the unavailability of prior retail inventory data.

NOTE 4--ADVANCES TO STOCKHOLDER

As of December 31, 1997, the Company has a remaining advance amounting to $126,312 to its majority stockholder. The advances are non-interest-bearing and are being amortized into operations as compensation of $5,263 per month through December of 1999.

NOTE 5--EQUIPMENT, FIXTURES AND IMPROVEMENTS, NET

Equipment, fixtures, and improvements consist of the following at December 31, 1997:

         Furniture, fixtures and equipment                        $   380,520
         Leasehold improvements                                       180,369
         Transportation equipment                                      75,227
                                                                  -----------
                                                                      636,116

                  Less accumulated depreciation                      (169,882)
                                                                  -----------
                                                                  $   466,234
                                                                  ===========

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 5--EQUIPMENT, FIXTURES AND IMPROVEMENTS, NET--Continued

Depreciation and amortization expense for the years ended December 31, 1997 and 1996 amounted to $61,714 and $68,753, respectively.

NOTE 6--COVENANTS NOT TO COMPETE

In connection with two six-year non-competition agreements with a former stockholder, the Company agreed to pay an aggregate of $182,500 as consideration for said individual agreeing not to engage in any facet of the thrift shop business within a defined geographic area. Pursuant to a final judgement against such former stockholder in connection with a legal action, the former stockholder relinquished his rights to receive further payments from the Company under this agreement and the balance due under the agreement was assigned to a not for profit corporation. For each of the years ended December 31, 1997 and 1996, amortization expense related to this amounted to approximately $24,100 (Note 11).

NOTE 7--ACCRUED EXPENSES

Accrued expenses at December 31, 1997 consist of the following:

                  Payroll                                           $   129,220
                  Sales taxes                                            32,666
                  Professional fees                                      18,891
                  Rent                                                   10,652
                  Other                                                  16,162
                                                                    -----------
                                                                    $   207,591
                                                                    ===========


NOTE 8--NOTE PAYABLE

At December 31, 1997, the Company's note payable amounts to $9,717, bears interest at the rate of 10.17%, and is payable in monthly installments of $505 including principal and interest. The note is collateralized by certain store equipment.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 8--NOTE PAYABLE--Continued

Maturities of the note payable are as follows:

               Year Ending
               December 31,
               ------------
                  1998                                            $ 4,665
                  1999                                              5,052
                                                                  -------
                  Total                                           $ 9,717
                                                                  =======



NOTE 9--INCOME TAX EXPENSE (BENEFIT)

The components of income tax expense (benefit) are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                    1997                1996
                                                 ---------            ---------
Current:
      Federal                                    $  82,000            $  26,000
      State                                         14,000                6,000
                                                 ---------            ---------
                                                    96,000               32,000
                                                 ---------            ---------
Deferred:
      Federal                                       56,000              (56,000)
      State                                         10,000              (10,000)
                                                 ---------            ---------
                                                    66,000              (66,000)
                                                 ---------            ---------

           Total                                 $ 162,000            $ (34,000)
                                                 =========            =========

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 9--INCOME TAX EXPENSE (BENEFIT)--Continued

Income taxes differ from amounts computed at the U.S. Statutory rate due to:


                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                                 1997        1996
                                              ---------    ---------
U.S. Federal statutory rate applied to
         pretax income                        $ 145,000    $  42,500
State income taxes, net of federal
         income tax benefit                      11,000        4,500
Benefit of  S Corporation election, federal
         and state                                   --      (76,000)
Benefit of graduated tax rates to statutory
         tax rate                                (4,000)     (11,500)
Effect of annualizing income for the short
         C Corporation year                          --        6,500
Other                                            10,000           --
                                              ---------    ---------
                                              $ 162,000    $ (34,000)
                                              =========    =========



NOTE 10--EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share:

                                                       YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Numerator:
         Net income                                   $  263,942    $  158,508
                                                      ----------    ----------

Denominator:
         Denominator for basic earnings per
              share--weighted-average shares           2,131,000     1,638,125

         Effect of dilutive securities:
              Employee stock options                      38,000            --
                                                      ----------    ----------

         Denominator for diluted earnings per share    2,169,000     1,638,125
                                                      ==========    ==========

Earnings per share:
         Basic                                        $     0.12    $     0.10
                                                      ==========    ==========
         Diluted                                      $     0.12    $     0.10
                                                      ==========    ==========

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 11--COMMITMENTS AND CONTINGENCIES

DEFERRED COMPENSATION AGREEMENT: Pursuant to a deferred compensation agreement dated March 10, 1995 with the Company's former President, upon liquidation of any of the companies, such liquidating entity shall pay the former President the sum of five (5%) percent of the gross sales proceeds from such liquidation, payable fifty (50%) percent in the first year after liquidation and 50% in the second year after liquidation.

AGREEMENT TO SOLICIT AND PURCHASE SALVAGEABLE MERCHANDISE WITH MISSING CHILDREN AWARENESS FOUNDATION, INC.: On December 1, 1993, the Company entered into an agreement to solicit salvageable merchandise for the Missing Children Awareness Foundation, Inc. ("MCAF"), a Florida not-for-profit corporation. MCAF shall pay the Company on a monthly basis a fee equal to eight percent (8%), as amended on January 1, 1996, of the total gross sales of the merchandise in excess of $1,600 per month to be sold by certain of its thrift stores, plus reimbursement of all expenses incurred by the Company in fulfilling its obligations pursuant to such agreement, provided however, that in no event shall the total fee, including expense reimbursements, exceed fifty percent (50%) of the total gross sales price of the merchandise. The fee shall be paid monthly to the Company within twenty (20) days following the end of each calendar month. The term of this agreement is five (5) years, commencing on December 1, 1993, and terminating on November 30, 1998, with one (1) five (5) year renewal option commencing December 1, 1998, unless terminated sooner or extended pursuant to the terms and conditions of this agreement.

Also on December 1, 1993, TSSB entered into an agreement to purchase salvageable merchandise from MCAF. Pursuant to such agreement, MCAF agreed to sell to TSSB all merchandise received as contributions. The price to be paid to MCAF shall be based upon a percentage of the gross sales price of such merchandise. For the purpose of the agreement, the term "gross sales" shall mean the income derived from the sale of the merchandise. The purchase price shall be equal to the greater of (1) $1,600 per month or (2) 10%, as amended on January 1, 1996, of the gross sales of the merchandise per month, payable monthly, based upon gross sales of merchandise during the preceding calendar month.

The term of this agreement shall be for a period of five (5) years, commencing on December 1, 1993 and terminating on November 30, 1998, with one (1) five (5) year renewal option, commencing on December 1, 1998, unless terminated sooner or extended pursuant to the terms and conditions of this agreement.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 11--COMMITMENTS AND CONTINGENCIES--Continued

The net effect of the above agreements results in the Company paying a 2% fee on gross sales of certain of its thrift stores.

AGREEMENT TO SOLICIT AND PURCHASE SALVAGEABLE MERCHANDISE WITH THE TEMPLE BETH AHM ISRAEL: On February 1, 1994, HTMI entered into an agreement to solicit salvageable merchandise for the Temple Beth Ahm Israel ("TBAI"), a Florida not-for-profit corporation. Pursuant to such agreement, TBAI has retained the services of HTMI to solicit and gather merchandise on its behalf. TBAI shall pay HTMI on a monthly basis a sum equal to seven percent (7%), as amended on January 1, 1996, of the total gross sales of the merchandise in excess of $10,000 per month to be sold by an affiliate of HTMI, plus reimbursement of all expenses incurred by HTMI in fulfilling its obligations pursuant to such agreement, provided however, that in no event shall the total fee, including expense reimbursements, exceed fifty percent (50%) of the total gross sales price of the merchandise. The fee shall be paid monthly to HTMI within five (5) days following the charity's receipt of the fee due the charity from HTI. (See below for agreement to purchase salvageable merchandise). In the event HTI fails to pay TBAI, TBAI shall have no obligation to pay HTMI. The term of this agreement shall be for a period of five (5) years, commencing on February 1, 1994, and terminating on February 1, 1999, with one (1) five (5) year renewal option commencing February 1, 1999, unless terminated sooner or extended pursuant to the terms and conditions of this agreement.

Also on February 1, 1994, HTI entered into an agreement to purchase salvageable merchandise from TBAI. Pursuant to such agreement, TBAI agreed to sell to HTI all merchandise received as contributions. The price to be paid to TBAI shall be based upon a percentage of the gross sales price of such merchandise. For the purpose of the agreement, the term "gross sales" shall mean the income derived from the sale of the merchandise. The purchase price shall be equal to the greater of (1) $10,000 per month or (2) 10%, as amended on January 1, 1996, of the gross sales of the merchandise, payable monthly, based upon gross sales of merchandise during the preceding calendar month.

The term of this agreement is five (5) years, commencing on February 1, 1994, and terminating on February 1, 1999, with one (1) five (5) year renewal option, commencing on February 1, 1999, unless terminated sooner or extended pursuant to the terms and conditions of this agreement.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 11--COMMITMENTS AND CONTINGENCIES--Continued

The net effect of above agreements results in the Company paying a 3% fee on gross sales of HTI.

DEPENDENCE ON CHARITABLE DONATIONS: The Company realizes a significant portion of its revenues through the sale of donated charitable property. A recession and/or change in the federal tax laws relating to charitable donations could materially adversely affect the Company's business, operations, revenues and prospects.

OPERATING LEASES: The Companies lease properties and equipment under non-cancelable operating lease agreements which expire through June 2002 and require minimum annual rentals. Certain leases provide for renewal options to extend the leases up to an additional seven (7) years. Below is a summary of each of the Company's subsidiary's respective lease terms.

HTI leases its location pursuant to a non-cancelable operating lease which commenced on May 1, 1996 and expires on April 30, 2001. The lease contains an option to renew for one (1) five (5) year period under the same terms and conditions, except that the rent for each option year shall increase five (5) percent per annum.

TSSB leases its location pursuant to a non-cancelable operating lease which commenced on May 1, 1996 and expires on April 30, 2001. The lease contains an option to renew for one (1) five (5) year period under the same terms and conditions, except that the rent for each option year shall increase five (5) percent per annum.

TSWD leases its location pursuant to a non-cancelable operating lease which commenced on November 1, 1992 and expires on October 31, 1999. The lease contains an option to renew for one (1) seven year period under the same terms and conditions as the initial term. Annual rent increases are based upon the consumer price index ("CPI") from a minimum of 4% to a maximum of 8%.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 11--COMMITMENTS AND CONTINGENCIES--Continued

NBCI leases its location pursuant to a non-cancelable operating lease which commenced in November 1995 and expires in November, 2000. The lease contains two (2) successive five year renewal options. All terms and conditions of the lease shall remain the same during the first and second option period as they were during the initial term, except for rent increases. In addition to rent payments, NBCI is liable for its pro-rata share of real estate taxes assessed. NBCI receives a rent credit of $1 per square foot while the floor space adjacent to its location remains vacant. As of December 31, 1997, this space was vacant and NBCI was receiving the credit.

TSNL leases its location pursuant to a non-cancelable operating lease which commenced on June 17, 1997 and expires on June 16, 2002. The lease contains two
(2) successive five year renewal options. All terms and conditions of the lease shall remain the same during the first and second option period as they were during the initial term, except for rent increases.

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

Total rent expense for the years ended December 31, 1997 and 1996 amounted to $428,228 and $339,761, respectively.

A schedule of approximate consolidated future minimum rental payments is as follows:

       YEAR ENDING
       -----------

         1998                                                  $   499,000
         1999                                                      508,000
         2000                                                      430,000
         2001                                                      206,000
         2002                                                       64,000
                                                                ----------
                                                                $1,707,000
                                                                ==========

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 11--COMMITMENTS AND CONTINGENCIES--Continued

CONSULTING AGREEMENTS: On October 1, 1992, TSWD entered into a seven year consulting agreement with the previous 50% stockholder of TSSB. This consultant is responsible for all facets of day-to-day operations, and is required to spend such time and attention as deemed necessary in order to accomplish the objectives of the Company. However, in no event shall consultant spend less than 10 hours per week. This agreement was amended in October 1997 providing that the consultant be paid $2,400 per month for the duration of the agreement.

On January 1, 1997, the Company entered into a one-year consulting agreement. This consultant is responsible for evaluating and identifying possible new locations for thrift stores and analyzing potential acquisitions of related businesses. This agreement provided for a $2,000 monthly fee and the issuance of 30,000 shares of the Company's restricted common stock upon the successful opening of a new store location and an additional 30,000 shares of the Company's restricted common stock upon the successful opening of a second new store location. Effective January 1, 1998, the agreement was extended for an additional year to allow for the opening of the second store and the $2,000 monthly fee was terminated (Note 12).

Effective January 1, 1998, the Company entered into a consulting agreement with a director of the Company pursuant to which the director will assist the Company in developing, studying and evaluating capital-raising and proposals to expand the Company's business, including through mergers and acquisitions. The agreement is for a six-month term that automatically renews for additional six-month terms unless terminated by the Company or the director at least 15 days prior to the end of the then-current term. As compensation for services under the agreement, the Company granted to the director five-year options to purchase 66,000 shares of the Company's Common Stock at a price of $2.00 per share. The options vest as follows: 5,000 upon execution of the consulting agreement, 5,000 at the end of the initial six-month term, and 14,000 at the end of every six-month period thereafter until all of the options are vested and exercisable. Any unvested options will be cancelled if the consulting agreement is terminated by either party.

Consulting fee expense for the year ended December 31, 1997 and 1996 amounted to $96,425 and $38,547, respectively.

LEGAL MATTERS: On December 3, 1987, the Jewish Home, a not-for-profit corporation, filed an action against a previous stockholder in United States District Court alleging trade name infringement and unfair competition. The Company's majority stockholder and the Companies were not a party to such action. During December 1993, the Court entered a final judgment in favor of Jewish Home which included both a damage award and a grant of injunctive relief against the Companies' previous stockholder ("Weiner").

During February 1994, the Jewish Home filed a motion for contempt against the now majority stockholder of the Company alleging violations of the injunction. On October 23, 1994, the Companies settled with the Jewish Home and the agreement provided for the Companies to use a trade name approved by the Jewish Home. In return for the use of this trade name, the Companies were required to pay the Jewish Home a fee of $20,000. Simultaneously, Weiner relinquished his rights to receive further payments from the Companies under non-competition agreements, whereby the balance due to Weiner plus the additional fee were assigned to the Jewish Home. On October 23, 1994, amounts payable to the Jewish Home amounted to $146,188 including imputed interest of $16,777. $8,300 of the settlement amount was paid in November and December 1994, with the balance payable in equal payments of $3,320, including imputed interest at an annual rate of 7.50%, over a 41 month period ending in April 1998. Such payments were secured by a promissory note and a pledge of all the capital stock of the Companies. On May 28, 1996, the Company liquidated amounts due to the Jewish Home and the aforementioned capital stock of the Companies was released.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 11--COMMITMENTS AND CONTINGENCIES--Continued

EXECUTIVE EMPLOYMENT AGREEMENT: The Company entered into a five year employment agreement with its newly elected President. At the end of each 12-month period of the term of the agreement, the term will automatically be extended for one additional 12-month period unless either party gives written notice of the intent not to renew. The employment agreement which is effective June 1, 1996, provides for, among other things, an annual base salary of $286,000 (subject to a 10% annual automatic cost-of-living increase), an annual bonus in an amount equal to 1% of the Company's annual gross revenues subsequent to the date of the agreement, payment of life insurance premiums of approximately $12,000 annually and an automobile allowance of $1,500 per month.

In connection with the employment agreement, the President was also granted non-statutory performance options under the Company's 1996 Stock Option Plan to purchase 700,000 shares of common stock. Of the total amount granted, 125,000 of such options will vest upon the opening or acquisition by the Company of the first new thrift store or related business following the consummation of the IPO and an additional 125,000 will vest when such first new thrift store or related business has operated profitably for one year. Similarly, 125,000 and 100,000 of such options will vest upon the opening or acquisition by the Company of each of the next two thrift stores or other businesses, respectively, and 125,000 and 100,000 will vest when such two thrift stores or related business, respectively, operate profitably for one year. Subject to such vesting, the options will be exercisable upon the later of (1) six months after consummation of the IPO (June 11, 1997) or (2) six months after the date of grant, and will expire 10 years from the date of grant. The exercise price of the options is $5.00 per share. As of December 31, 1997, 125,000 options were vested.


Effective as of June 19, 1997, the Company entered into an employment agreement with its Chief Financial Officer for a term of 30 months. The employment agreement provides for a base salary of $100,000 increasing to $137,500 on January 1, 1998. The agreement also provides an annual automobile allowance not to exceed $8,000 plus reimbursement of certain automobile related expenses and an annual health insurance allowance of $4,800. The agreement provides for the grant of options to acquire an aggregate of 25,000 shares of the Company's Common Stock under the Company's 1996 Stock Option Plan, as amended. The exercise price is $3.125 per share of Common Stock. The Options vest in accordance with the following: Options to acquire 10,000 share of Common Stock vest on January 1, 1998; Options to acquire 10,000 shares of Common Stock shall vest on January 1, 1999; and Options to acquire 5,000 shares of Common Stock shall vest on June 30, 1999, subject to meeting certain performance requirements. Upon termination of the employment agreement by the Company other than for cause, as defined in the agreement, the agreement provides for a severance payment equal to three month's salary at the monthly rate then in effect.

NOTE 12--STOCKHOLDERS' EQUITY

PRIVATE PLACEMENT: On February 29, 1996, the Company completed a private placement originally selling 500,000 shares of common stock and 200,000 common stock purchase warrants ("Warrants") to purchase one share of common stock each to a single investor in a private transaction for an aggregate of $250,000. The Company received a 7% $250,000 promissory note which was initially due on May 29, 1996 and extended to July 15, 1996. Such note was paid in full on August 2, 1996. During October 1996, such investor and the Company agreed to modify the private transaction, whereby the number of shares were reduced to 300,000 and the warrants were increased to 600,000. The Company has agreed to register under the Securities Act of 1933, as amended, the resale of 100,000 of the 300,000 shares in the Company's Initial Public Offering ("IPO"). However, during December 1996, the Company and the underwriter amended such

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 12--STOCKHOLDERS' EQUITY--Continued

registration whereby it registered 285,000 of such shares. The Company shall bear all fees and expenses related to this initial registration. The remaining 15,000 shares and the 600,000 warrants are being concurrently registered on behalf of the selling security holders under a selling security holders' prospectus.

CONFIDENTIAL PRIVATE OFFERING MEMORANDUM: Pursuant to a confidential private offering memorandum (the "Offering") dated March 4, 1996, the Company originally offered to accredited investors, for a period of sixty (60) days, units at a purchase price of $25,000 per unit through a placement agent. Each unit consisted of 20,000 shares of common stock and 10,000 warrants. Each warrant was exercisable for a period of four (4) years commencing one year from the date of issuance to purchase one share of common stock at a purchase price of $4.80 per share. On May 3, 1996, the offering period was extended by mutual agreement.

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

The Company originally agreed to register under the Securities Act of 1933, as amended, the resale of 300,000 shares in the Company's IPO. The Company was to bear all fees and expenses related to this initial registration. Concurrently with the Company's IPO, the 200,000 warrants issued in connection with the private offering memorandum were to be registered on behalf of the selling security holders under a selling security holders prospectus. During December 1996, in order to comply with NASD rules, the Company agreed that upon completion of the IPO, it would re-acquire such shares of Common Stock and Common Stock Purchase Warrants for an aggregate of $500,000 as originally paid by such Accredited Investors. Accordingly, a portion of the proceeds from the IPO have been used to repurchase such securities.

The placement agent received a commission equal to nine (9%) percent of the price of each unit sold and a non-accountable expense allowance equal to three (3%) of the price of each unit.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 12--STOCKHOLDERS' EQUITY--Continued

REORGANIZATION: On May 31, 1996, TMI acquired all of the issued and outstanding capital stock of its affiliates from its sole stockholder in exchange for a total of 1,200,000 shares of common stock whereby 1,050,000 common shares and 250,000 shares of Series A Preferred Stock were issued to the prior sole stockholder and 150,000 shares were issued to the former President/Director of the Companies for nominal consideration pursuant to the exercise of an option. Simultaneously, TMI effected a twelve thousand (12,000) for one (1) stock split of its previous 100 outstanding shares of common stock. As a result of the reorganization, each of the affiliated corporations became wholly-owned subsidiaries of the Company.

The Company's authorized capital stock after the reorganization consists of 15,000,000 shares of common stock, par value $.01 per share and 1,500,000 shares of preferred stock, par value $.01 per share. The financial statements give retroactive effect to the reorganization of the Company's capital structure.

INITIAL PUBLIC OFFERING: On January 22, 1996, the Company signed a letter of intent with an underwriter, which was subsequently amended during December 1996, with respect to an IPO of units of securities on a "Firm Commitment" basis. The Company was to offer 585,000 units at an IPO price of approximately $8.60 per unit, for an aggregate public offering of approximately $5,031,000.

During December 1996, the Company and the underwriter agreed to amend the offering whereby the Company offered a total of 900,000 units. Each unit consisted of one share of Common Stock, (the "Common Stock") par value $.01 per share and one redeemable warrant (the "Warrant") to purchase one share of Common Stock for $5 per share. The 900,000 shares of Common Stock and Warrants were offered to the public at $5.00 and $.75 each respectively. As an additional incentive to the Company's President and majority stockholder, the Company agreed to pay $150,000 to its President in the form of a bonus for reimbursement for taxes. The Company accrued this bonus as of December 31, 1996 and the bonus was paid during January 1997.

The offering was completed December 11, 1996, yielding the Company net proceeds of $2,596,950 after deducting underwriter selling expenses and non-accountable expense allowance, and purchase of securities previously sold. Simultaneously with the offering, the Company charged all offering costs incurred to additional paid-in capital which totaled $653,050. Of the 900,000 shares of Common Stock included in the 900,000 units offered, 615,000 shares were offered by the Company and 285,000 shares were offered by the holders thereof (the "initial selling shareholders") directly to the Company's underwriter on the same terms and conditions as the Company. The Company did not receive any of the proceeds from the sale of the shares of common stock by the initial selling shareholders. Accordingly, the gross offering proceeds to the Company was $3,750,000.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 12--STOCKHOLDERS' EQUITY--Continued

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

In order to cover over-allotments, the Company granted the underwriter the over-allotment option to purchase all or part of an additional fifteen percent (15%) or 135,000 of the units for a period of thirty (30) calendar days from the date of the closing. The over-allotment was exercisable by the underwriter in whole or in part, from time to time during the over-allotment period and resold to the public on the same terms as the units. The over-allotment option was not exercised by the underwriter upon completion of the IPO.

As additional compensation to the underwriter, the Company issued five-year warrants, exercisable after one year, to purchase 90,000 units at $9.49 per unit. Lastly, the underwriter entered into a three-year consulting agreement with the Company as financial consultants for a total fee of $75,000, which was paid in full as of December 31, 1996.

STOCK ISSUED FOR CONSULTING SERVICES: On June 17, 1997, the Company issued 30,000 shares of its restricted common stock to a consultant in payment for services rendered to the Company. Such restricted common stock was valued at $33,500 using the Shelton pricing model. (Note 11)

STOCK OPTION PLAN: The Company has adopted the 1996 Stock Option Plan, ("1996 Plan") under which options to acquire up to 1,000,000 shares of Common Stock may be granted. The 1996 Plan is designed to serve as an incentive for retaining qualified and competent employees, directors, consultants and independent contractors of the Company. The 1996 Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Code) and nonstatutory stock options.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 12--STOCKHOLDERS' EQUITY--Continued

The following summarizes the activity in the Plan for years ended December 31:



                                                              1997                         1996
                                                   ---------------------------    --------------------------
                                                                  Weighted                       Weighted
                                                                   Average                        Average
                                                   Shares       Exercise Price    Shares      Exercise Price
                                                   ------       --------------    ------      --------------
STOCK OPTIONS
Options at beginning of year                       700,000          $ 5.00              --          $   --

Options granted                                    215,000          $ 1.86         700,000          $ 5.00

Options at end of year                             915,000          $ 3.83         700,000          $ 5.00

At end of year:
Shares exercisable                                 290,000          $ 3.10         125,000          $ 5.00

Weighted average fair value of options
  granted during the year                                           $  .84                          $  .24



The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its employee stock options as permitted under Statement of Financial Accounting Standards No. 123 ("FASB 123"), "Accounting for Stock-Based Compensation," and, accordingly, recognized no compensation expense for the stock option grants when the market price of the underlying stock on the date of grant equals the exercise price of the Company's employee stock option.

The stock options generally vest over a two year period and expire ten years from the date of grant.

The Company issued 215,000 options to purchase restricted shares to employees during 1997. Vesting periods range from the date of grant to two years. The Company did not recognize any compensation expense during 1997 and 1996.

Proforma information has been determined as if the Company had accounted for its employee stock options and restricted shares under the fair value method. The fair value of each option grant is estimated on the date of grant using the Shelton pricing model with an assumed dividend rate of 0%, an expected life of 10 years and a marketability discount of 55%. Had compensation cost for the stock based compensation plan been determined in accordance with FASB 123, the Company's net income (loss) would have been the following amounts:

                                                 Year Ended
                                                 December 31,
                                             --------------------
                                             1997            1996
                                             ----            ----
Net income, as reported                    $263,942        $158,508
Pro forma net income                       $144,942        $ 47,508

Pro forma earnings per share:
  Basic                                    $    .07        $    .03
  Diluted                                  $    .07        $    .03


The Company has adopted an Employee Stock Ownership Plan ("ESOP") covering all eligible employees. The Company did not make any contributions to this Plan in 1997.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 13--RELATED PARTY TRANSACTIONS

ADVANCES TO STOCKHOLDER: As of December 31, 1997, the Company has advanced $126,312 to its majority stockholder. The advances are non-interest-bearing and are being amortized into operations as compensation of $5,263 per month through December of 1999.


COVENANTS NOT TO COMPETE: In connection with two six-year non-competition agreements with a former stockholder, the Company agreed to pay an aggregate of $182,500 as consideration for said individual agreeing not to engage in any facet of the thrift shop business within a defined geographic area. Pursuant to a final judgment against this former stockholder, the former stockholder relinquished his rights to receive further payments from the Companies under the non-competition agreement.

DEFERRED COMPENSATION AGREEMENT: Pursuant to a deferred compensation agreement dated March 10, 1995 with the Companies' former President, upon liquidation of any of the consolidated companies, such liquidating entity shall pay the former President the sum of five (5%) percent of the gross sales proceeds from such liquidation payable fifty (50%) percent in the first year after liquidation and 50% in the second year after liquidation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The financial statements of the Company as of and for the year ended December 31, 1996 have been audited by Scarano & Tomaro, P.C., Independent Certified Public Accountants, to the extent and for the period set forth in their report appearing elsewhere herein and are included in reliance upon such report given upon the authority of that firm as experts in giving said reports. In July 1997, Scarano & Tomaro, P.C. was formed and is considered a successor firm of Scarano & Lipton, P.C. for auditing purposes only.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

Name                          Age     Position
----                          ---     --------
Marc Douglas                  39      President, Chief Executive Officer and Director

Ileen Little                  60      Vice President, Secretary and Director

Stephen L. Wiley              58      Chief Financial Officer and Director

Jay M. Haft                   62      Director

Stephen H. Bittel             41      Director

         MARC DOUGLAS: Mr. Douglas founded the Company in 1991 and has served as its Chief Operating Officer since its inception, and, in February 1996, was elected President and a Director. Prior thereto, Mr. Douglas was Executive Director of Thrift Shops of West Broward, Inc., and Southeast Thrift Shops of South Broward, Inc., since 1986 and 1990, respectively. Mr. Douglas received his A.A. in Business from Miami Dade Community College and his B.S. in Business from Florida International University, Miami, Florida. Mr. Douglas is Ms. Little's son.

         In 1985, Marc Douglas, the Chief Executive Officer, President and a Director of the Company, pled guilty to one count of wire fraud in a federal criminal action arising from his employment from 1980 to 1982 as a salesman of oil and gas leases for U.S. Oil & Gas Corporation. Mr. Douglas was sentenced to a 90-day jail term and five years' probation and, in addition, entered into a settlement agreement in a related civil action brought by the Federal Trade Commission, in connection with which he paid $65,000 as restitution. In February 1998, Mr. Douglas filed an application for a Presidential pardon with the U.S. Department of Justice. No estimate can be made at this time, however, of the likelihood that a pardon will be granted and, if granted, of the timing of receipt of any such pardon.

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

         STEPHEN L. WILEY: Mr. Wiley is currently the Chief Financial Officer and a Director since June 1997. Prior to joining the Company, Mr. Wiley was Senior Vice President and Chief Financial Officer of Linen Supermarket, Inc. since 1989. Linen Supermarket, Inc. was a private company which operated 120 specialty linen retail stores in 6 states. In February 1997, Linen Supermarket, Inc. filed for protection from its creditors under Chapter 13 of the Bankruptcy Code which was converted to Chapter 11 in May 1997. Mr. Wiley has over 25 years experience in the retail industry including over 10 years with the W.R. Grace retail companies. Mr. Wiley received his B.S. in Industrial Management from Purdue University in West Lafayette, Indiana and his M.B.A. from University of Edinburgh in Edinburgh, Scotland.

         JAY M. HAFT: Mr. Haft has been a Director of the Company since December 1997. Mr. Haft is a Managing General Partner of Venture Capital Associates, Ltd. and of Gen Am "1" Venture Fund, a domestic and an international venture capital fund, respectively. Mr. Haft is also a Director of numerous public and private corporations, including Robotic Vision Systems, Inc., Noise Cancellation Technologies, Inc., Extech, Inc., Encore Medical Corporation, Viragen, Inc.,
PC Service Source, Inc., DUSA Pharmaceuticals, Inc., Oryx Technology Corp. and Conserver Corporation of America. He is a graduate of Yale College and Yale Law School.

         STEPHEN H. BITTEL: Mr. Bittel has been a Director of the Company since December 1997. Mr. Bittel is the President and Chief Executive Officer of Terranova Corporation, a full-service real estate organization based in Miami, and founded in 1980. Mr. Bittel is also a director of Spec's Music, Inc., a Florida specialty retail chain. He currently serves as a Trustee of the Greater Miami Chamber of Commerce, a Director of the Community Partnership for the Homeless, and served as a director of the Jackson Memorial Hospital Foundation. Mr. Bittel received his B.A. from Bowdoin College and is a graduate of the University of Miami School of Law and a member of the Florida Bar.

         In addition to the foregoing, until December 1999, the underwriter of the Company's IPO has the right to designate a representative as an advisor to, or in lieu thereof, as a member of the Company's Board of Directors. The underwriter has not identified its designee as of the date of this Report.

         The non-employee directors of the Company will receive compensation in the form of stock options to purchase common shares of the Company stock. The two non-employee directors of the Company will be granted 20,000 stock options each in 1998 at the fair market value of the common stock on the date of the grant. As long as they continue to serve as a director they will receive additional grants at the then fair market price of 5,000 stock options at the end of each quarter and 2,000 stock options upon each anniversary of their appointment to the Board of Directors.

         Effective January 1, 1998, the Company entered into a consulting agreement with Jay M. Haft, a director of the Company, pursuant to which Mr. Haft will assist the Company in developing, studying and evaluating capital-raising and proposals to expand the Company's business, including through mergers and acquisitions. The agreement is for a six-month term that automatically renews for additional six-month terms unless terminated by the Company or Mr. Haft at least 15 days prior to the end of the then-current term. As compensation for his services under the agreement, the Company granted to Mr. Haft five-year options to purchase 66,000 shares of the Company's Common Stock at a price of $2.00 per share. The options vest as follows: 5,000 upon execution of the consulting agreement, 5,000 at the end of the initial six-month term, and 14,000 at the end of every six-month period thereafter until all of the options are vested and exercisable. Any unvested options will be cancelled if the consulting agreement is terminated by either party.

         During 1998, the Board established Audit and Executive Compensation committees. Mr. Bittel chairs the Audit Committee and its other members are Messrs. Haft and Wiley. Mr. Haft chairs the Executive Compensation Committee and its other members are Messrs. Bittel and Douglas.

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

ITEM 10.  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth information with respect to the total compensation earned by, or paid to, the Company's Chief Executive Officer and Vice President (the "Named Executive Officers") for services rendered to the Company during 1997 and 1996. The Company's other executive officer, Chief Financial Officer, did not earn total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 1997.

                                                                                       Long-Term Compensation
                                                                                       ----------------------
                                                     Annual Compensation                       Awards
                                              ----------------------------------------    -----------------
                                                                        Other Annual      Shares Underlying
Name And Principal Position          Year     Salary($)    Bonus($)    Compensation($)       Options (#)
---------------------------          ----     ---------    --------    ---------------       -----------
Marc Douglas                         1997      314,050      75,627       101,491(1)
Chief Executive Officer              1996      297,000     150,000         (2)                   700,000 (3)
  and President

Ileen Little                         1997      129,000                     (2)                   150,000
Vice President and Secretary         1996      113,600                     (2)

-------------------------

(1) Includes advances amortized into operations as compensation, car allowance and life insurance payments.

(2) Perquisites and other personal benefits paid to the named executive officers for 1997 and 1996 did not exceed 10% of the total of annual salary and bonus reported.

(3)    See "Executive Employment Agreement" below.


         EXECUTIVE EMPLOYMENT AGREEMENT-MARC DOUGLAS. Effective as of June 1, 1996, the Company entered into an employment agreement with Marc Douglas, its Chief Executive Officer and President for a term of 60 months. At the end of each 12-month period of the term of the employment agreement, the term will automatically be extended for one additional 12-month period unless the Company or Mr. Douglas gives written notice of the intent not to renew to the other party at least 90 days prior to the end of such period. The employment agreement provides for a base salary of $286,000 (subject to 10% annual automatic cost-of-living increases), an annual bonus in an amount equal to 1% of the Company's annual gross revenues subsequent to the date of the agreement, and an automobile allowance of $1,500 per month. The employment agreement generally provides that Mr. Douglas will continue to receive his salary until the expiration of the term of the employment agreement is terminated by the Company for any reason other than death, disability or Cause (as defined in the employment agreement), or for a period of 12 months after termination of the employment agreement as a result of his disability, and that Mr. Douglas' estate will receive a lump sum payment equal to one year's salary plus a pro rata portion of any bonus to which he is entitled upon termination of the employment agreement by reason of his death. The employment agreement also prohibits Mr. Douglas from directly or indirectly competing with the Company for one year after termination of his employment agreement for any reason other than the Company's termination of his employment without Cause. If a Change of Control (as defined in the employment agreement) occurs, the employment agreement provides for the continued employment of Mr. Douglas until the later of three years following the Change of Control or the then-scheduled expiration date of the term of employment. The term "Change of Control," as defined in the employment agreement, generally means (i) any person's or group's acquisition of 20% or more of the combined voting power of the Company's outstanding securities, or (ii) in the event of any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, the persons who were directors of the Company prior to such transaction cease to constitute a majority of the Board of

Directors following the transaction. In addition, following a Change of Control, if Mr. Douglas' employment is terminated by the Company other than for Cause or by reason of his death or disability, or for certain specified reasons (such as a representation or diminution of duties), Mr. Douglas will receive a lump sum cash payment equal to the greater of three times the aggregate compensation paid to him during the preceding year or the remaining salary, plus any applicable bonus, payable to him for the remaining term of the agreement.

         EXECUTIVE EMPLOYMENT AGREEMENT - STEPHEN L. WILEY. Effective as of
June 19, 1997, the Company entered into an employment agreement with Stephen L. Wiley, its Chief Financial Officer, for a term of 30 months. The employment agreement provides for a base salary of $100,000 increasing to $137,500 on January 1, 1998. The agreement also provides a leased automobile not to exceed $669 per month plus reimbursement for insurance, gasoline and repairs plus $400 per month for the purpose of reimbursement of health insurance for his family. The agreement provides for the grant of options to acquire an aggregate of 25,000 shares of the Company's Common Stock under the Company's 1996 Stock Option Plan, as amended. The exercise price is $3.125 per share of Common Stock. The Options vest in accordance with the following: Options to acquire 10,000 shares of Common Stock vest on January 1, 1998; Options to acquire 10,000 shares of Common Stock shall vest on January 1, 1999; and options to acquire 5,000 shares of Common Stock shall vest on June 30, 1999, subject to meeting certain performance requirements. Upon termination of the employment agreement by the Company other than for cause (as defined in the agreement), Mr. Wiley will be entitled to receive a severance payment equal to three month's salary at the monthly rate then in effect.

         OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 1997.

                                                   OPTION GRANTS IN LAST FISCAL YEAR
                                    -----------------------------------------------------------------------------
                                       NUMBER OF
                                        SHARES                 % OF TOTAL
                                      UNDERLYING             OPTIONS GRANTED         EXERCISE OR
                                        OPTIONS              TO EMPLOYEES IN          BASE PRICE      EXPIRATION
                                    GRANTED(#)(1)             FISCAL YEAR             ($/SHARE)          DATE
                                    -------------            ---------------       ---------------   ------------
Ileen Little                          150,000 (1)                      70%              1.625           05/18/07

-------------------------------------------------------------------------------------------------------------------

  (1)  Ileen Little gifted her options to the Ileen Little Irrevocable Family
       Trust

         STOCK OPTIONS HELD AT END OF 1997. The following table indicates the total number and value of exercisable and unexercisable stock options held by the Company's Named Executive Officers as of December 31, 1997. No options were exercised by the Named Executive Officers during 1997.


                                                                                        VALUE OF UNEXERCISED
                                           NUMBER OF UNEXERCISED                         IN-THE-MONEY OPTION
                                        OPTIONS AT FISCAL YEAR END                     AT FISCAL YEAR END(1)
                                     ----------------------------------           ------------------------------
            NAME                     EXERCISABLE          UNEXERCISABLE           EXERCISABLE      UNEXERCISABLE
---------------------------          -----------          -------------           -----------      -------------
   Marc Douglas                       125,000(2)            575,000(2)                     --                 --

   Ileen Little                       150,000                    --                 $ 112,500                 --


--------------------
       (1)  Based on a closing price on December 31, 1997 of $2.375 per share.

       (2) Represents the 700,000 options granted to Marc Douglas in 1996 under the Company's 1996 Stock Option Plan. Of the total amount granted, 125,000 of such options vested upon the opening of the Company's first thrift store following the IPO and 125,000 will vest when such first new thrift store or related business operates profitably for one year. Similarly, 125,000 and 100,000 of such options will vest upon the opening of each of the next two thrift stores or other businesses, respectively, and 125,000 and 100,000 will vest when such two thrift stores or related businesses, respectively, operate profitably for one year. Subject to such vesting, the options will be exercisable commencing June 11, 1997.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Prior to 1998, the full Board of Directors determined the compensation for the Company's executive officers. In 1998, the Board established an Executive Compensation Committee, which will set the compensation for the Company's executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth certain information, as of March 19, 1998 regarding the Company's Common Stock owned of record or beneficially by (i) each shareholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group. Except as otherwise indicated, each shareholder listed below has sole voting and investment power with respect to shares beneficially owned by such person.



                                            AMOUNT AND
                                             NATURE OF
                                            BENEFICIAL
                                             OWNERSHIP               PERCENT OF COMMON          PERCENT OF TOTAL
NAME AND ADDRESS                        OF COMMON STOCK          STOCK BENEFICIALLY OWNED         VOTING POWER(1)
----------------                        ------------------      ---------------------------     ------------------
Marc Douglas                               1,175,000(2)(3)                 51.8%                      77.0%
3141 W. Hallandale Beach Blvd.
Hallandale, Florida 33009

Ileen Little                                    -0-                         -0-                        -0-
3141 W. Hallandale Beach Blvd.
Hallandale, Florida 33009

1997 Ileen Little                            150,000                        7.3%                       3.3%
Irrevocable Family Trust
c/o Barry Nelson, Esq., Trustee
19495 Biscayne Boulevard
Aventura, Florida  33180

All directors and executive                1,175,000(2)(3)                  51.8%                      77.0%
  officers as a group (five
  persons)

--------------------
(1) The Common Stock votes together with the Series A Preferred Stock on all matters, except as required by law. The Series A Preferred Stock entitles the holder to 10 votes per share and the Common Stock entitles the holder to one vote per share. Mr. Douglas holds 250,000 shares of Series A Preferred Stock, which are reflected in Mr. Douglas' percentage of total voting power.

(2) Includes 125,000 shares underlying options exercisable within 60 days. See "Item 10. Executive Compensation -- Stock Options Held at End of 1997."

(3) Does not include 150,000 shares of Common Stock held by the 1997 Ileen Little Irrevocable Family Trust (the "Trust") of which Mr. Douglas is the beneficiary. Mr. Douglas does not exercise voting or dispositive control of the shares held by the Trust.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

REORGANIZATION

         In connection with the Reorganization, the Company acquired all of the outstanding capital stock of the Subsidiaries from Marc Douglas, effective as of May 31, 1996, in exchange for the issuance to Mr. Douglas of 1,050,000 shares of Common Stock and 250,000 shares of Series A Preferred Stock of the Company. The Reorganization was effected as a tax-free reorganization within the meaning of
Section 368(a)(1)(B) of the Internal Revenue code of 1986, as amended (the "Code"). As a result of the Reorganization, each of the Subsidiaries became a wholly owned subsidiary of the Company. The Company also effected, in connection with the Reorganization, a 12,000-for-1 split of its outstanding shares of Common Stock.

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

         The Company and the Subsidiaries have previously paid cash dividends to their respective shareholders, representing earnings distributions and funds necessary to pay federal and state income tax obligations attributable to earnings. For 1996, such dividends totaled $283,384. See "Management's Discussion and Analysis or Plan of Operations" under Part II, Item 6 of this Report.

DEFERRED COMPENSATION AGREEMENT

         In 1995, Thrift Shops of West Dade, Inc., a Subsidiary of the Company, entered into a deferred compensation agreement with Ileen Little, a director and executive officer of the Company. Pursuant to such agreement, Ms. Little would have been entitled to receive 5% of the gross proceeds from the liquidation of the Company or any of the Subsidiaries, payable in two equal annual installments following such liquidation. Effective March 31, 1998, Ms. Little agreed to the termination of the deferred compensation agreement.


LOANS TO/FROM MARC DOUGLAS

         The Company previously advanced Mr. Douglas monies on an interest-free basis, the amount of which totaled $126,317 as of December 31, 1997. Mr. Douglas and the Company have agreed that the remaining advances to Mr. Douglas will be amortized into operations as compensation of $5,263 per month through December of 1999. No further loans to or from Mr. Douglas are currently contemplated.

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

         Although neither Mr. Douglas, Ms. Little, TMI nor any of the Subsidiaries was a party to the 1987 action, in November 1994, the Miami Jewish Home, Mr. Douglas and two of the Subsidiaries agreed to be bound by certain provisions of the injunction. As part of the settlement, the former shareholder relinquished his right to receive further payments under non-competition agreements entered into in 1993 with two of the Subsidiaries in connection with the termination of the former shareholder's and Mr. Douglas' business relationship. Mr. Douglas and the two Subsidiaries also agreed to pay the Miami Jewish Home the sum of $176,130, payable in installments through April 1997, and the sum of $20,000 for the use of a trade name approved by the Miami Jewish Home. Such payments were allocated to Mr. Douglas and each of the two Subsidiaries in proportion to their respective original obligations to the former shareholder. The payments were secured by a pledge of the capital stock of all of the Subsidiaries. The balance remaining of the settlement was paid in full in May 1996 and, accordingly, all of the shares of the Subsidiaries' capital stock were released and the Miami Jewish Home agreed to withdraw its motion with prejudice and waive any further claims thereunder.

         The Company's previously entered into a consulting agreement with the former shareholder which was modified in 1997 such that the former stockholder is no longer entitled to receive 2% of the monthly gross sales of the Company's Hialeah store if that store's monthly gross sales exceed $70,000. The agreement does, however, continue to provide for a weekly consulting fee of $600 per week. The agreement terminates in October 1999.

CONSULTING AGREEMENT

         See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act -- Directors and Executive Officers" for a description of the consulting agreement between the Company and Jay M. Haft, a director of the Company.

COMPANY POLICY REGARDING TRANSACTIONS WITH AFFILIATES

         The Company believes that the transactions described above were on terms no less favorable to the Company than those that would be available from unaffiliated parties. The Company presents all proposed transactions with affiliated parties to the Company's Board of Directors for its consideration and approval. Any Board member who has an interest in such transaction abstains from voting thereon.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBIT NO.  DESCRIPTION OF EXHIBIT
              -----------  ----------------------

                  3.1 Amended and Restated Articles of Incorporation of the Company(1)
                  3.2      Amended and Restated Bylaws of the Company(1)
                  4.1      Statement of Designation of Series A Preferred
                           Stock(1)
                  4.3      Form of Common Stock Certificate(1)
                  4.6 Form of Warrant Agent Agreement with attached Form of Warrant(1)
                 10.1      Employment Agreement with Marc Douglas*(1)
                 10.2      1996 Stock Option Plan*(1)
                 10.3 Purchase Commitment Agreement dated December 21, 1995 between the Company and All Around Recycling(1)
                 10.4 Agreement to Purchase Salvageable Property between Hallandale Thrift, Inc., d/b/a The Jewish Bargain Thrift Shop, and Temple in the Pines, d/b/a Beth Ahm Israel, as amended(1)
                 10.5 Agreement to Solicit Salvageable Property between Hallandale Thrift Management, Inc. and Temple in the Pines, d/b/a Beth Ahm Israel, as amended(1)
                 10.6 Agreement to Purchase Salvageable Property between Thrift Shops of South Broward, Inc. d/b/a the Community Thrift Shop, Thrift Shops of West Dade, Inc. and Missing Children Awareness Foundation, Inc., as amended(1)
                 10.7 Agreement to Solicit Salvageable Property between the Company and Missing Children Awareness Foundation, Inc., as amended(1)
                 10.8 Consulting agreement dated January 1, 1998 between the Company and Jay M. Haft (2)
                 10.9      Employment agreement with Stephen L. Wiley (3)
                 18.1      Letter on change in Accounting Principle (2)
                 21.1      Subsidiaries of the Registrant(2)
                 27.1      Financial Data Schedule (SEC use only) (2)



--------------------
*Management compensation plan or arrangement

(1) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form SB-2 (File No. 333-5190-A).

(2)    Filed herewith.

(3) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

         (b) The Company did not file any Reports on Form 8-K during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THRIFT MANAGEMENT, INC.


DATE:  April 9, 1998                     By: /s/ Marc Douglas
                                            ---------------------------------
                                            Marc Douglas, President and Chief
                                            Executive Officer



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE:  April 9, 1998                    /s/ Marc Douglas
                                        ----------------------------------------
                                        Marc Douglas, President, Chief Executive
                                        Officer and Chairman of the Board of Directors
                                        (Principal executive officer)



DATE:  April 9, 1998                    /s/ Stephen L. Wiley
                                        ----------------------------------------
                                        Stephen L. Wiley, Chief Financial Officer
                                        And Director (Principal financial and accounting
                                        officer)



DATE:  April 9, 1998                    /s/ Ileen Little
                                        ----------------------------------------
                                        Ileen Little, Vice President, Secretary and
                                        Director



DATE:   April __, 1998                  ----------------------------------------
                                        Jay M. Haft, Director



DATE:   April __, 1998                  ----------------------------------------
                                        Stephen H. Bittel, Director