Form 10QSB
period 1998-03-29
THRIFT MANAGEMENT INC
filed 1998-05-13
CIK 1016611

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the quarterly period ended     MARCH 29, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------     ------------------------

Commission File No. 333-5190-A

                            THRIFT MANAGEMENT, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


           FLORIDA                                            65-0309540
------------------------------                         ------------------------
State or Other Jurisdiction of                         I.R.S. Employer I.D. No.
Incorporation or Organization

                       3141 W. Hallandale Beach Boulevard
                            Hallandale, Florida 33009

                 ---------------------------------------------
                    (Address of Principal Executive Offices)

Issuer's telephone number, including area code:         954-985-8430
                                                      ------------------


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
          YES X     /     NO
             ----              ----

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practical date: At May 11, 1998, there were outstanding 2,175,000 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format:     YES       /      NO   X
                                                       -----          -----

                             THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION

                                                                        Page
                                                                       ------


Item 1.  Financial Statements
Consolidated Balance Sheet as of March 29, 1998 (unaudited)...........    3

Consolidated Statements of Operations for the Three Months
Ended March 29, 1998 and March 31, 1997 (unaudited)...................    4

Consolidated Statements of Cash Flows for
the Three Months ended March 29, 1998 and March 31, 1997 (unaudited)..    5

Notes to Consolidated Financial Statements (unaudited)................  6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.............................................  8-9

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................   10

Signatures............................................................   11

            THRIFT MANAGEMENT, INC.  AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                           (Unaudited)

                                                                 March 29, 1998
                                                                 --------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $2,265,178
     Merchandise inventories                                             334,720
     Prepaid expenses                                                    270,277
     Advances to stockholder                                              63,156
                                                                      ----------

          TOTAL CURRENT ASSETS                                         2,933,331

EQUIPMENT, FIXTURES AND IMPROVEMENTS, net                                505,227

ADVANCES TO STOCKHOLDER                                                   47,367

PREPAID CONSULTING SERVICES                                               18,750

COVENANTS NOT TO COMPETE, net                                             30,118

OTHER ASSETS                                                              90,464
                                                                      ----------

          TOTAL ASSETS                                                $3,625,257
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of note payable                                  $    4,665
     Accounts payable                                                    249,529
     Accrued expenses                                                    223,357
     Accrued income taxes                                                 31,600
                                                                      ----------

          TOTAL CURRENT LIABILITIES                                      509,151

NOTE PAYABLE, less current portion                                         3,831
                                                                      ----------

          TOTAL LIABILITIES                                              512,982

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock: $.01 par value, authorized 1,500,000
          shares, issued and outstanding 250,000 shares                    2,500
     Common stock: $.01 par value, authorized 15,000,000
          shares, issued and outstanding 2,145,000 shares                 21,450
     Additional paid-in capital                                        3,052,266
     Retained earnings                                                    36,059
                                                                      ----------

          TOTAL STOCKHOLDERS' EQUITY                                   3,112,275
                                                                      ----------
          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                   $3,625,257
                                                                      ==========



See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         Three Months Ending
                                              --------------------------------------------

                                                  March 29, 1998        March 31, 1997
                                              ---------------------  ---------------------
Net sales                                         $ 2,250,473             $ 1,820,550

Cost of goods sold                                  1,240,550                 848,376
                                                  -----------             -----------

GROSS PROFIT                                        1,009,923                 972,174

Selling, general and administrative
     expenses                                         876,832                 830,991
Officer's bonus incentive                              22,501                  18,206
                                                  -----------             -----------

          TOTAL OPERATING EXPENSES                    899,333                 849,197
                                                  -----------             -----------

          INCOME FROM OPERATIONS                      110,590                 122,977

Interest expense                                          236                     354
Interest income                                       (31,233)                (16,378)
                                                  -----------             -----------

          INCOME BEFORE INCOME
               TAX EXPENSE                            141,587                 139,001

Income tax expense                                     53,584                  71,000
                                                  -----------             -----------

          NET INCOME                              $    88,003             $    68,001
                                                  ===========             ===========



 Earnings per share:
      Basic:
           Net income                             $      0.04             $      0.03
                                                  ===========             ===========

      Diluted:
           Net income                             $      0.04             $      0.03
                                                  ===========             ===========

 Weighted average number of shares
      Basic                                         2,145,000               2,115,000
                                                  ===========             ===========

      Diluted                                       2,193,000               2,115,000
                                                  ===========             ===========


 See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          Three Months Ending
                                                      ------------------------------

                                                      March 29, 1998  March 31, 1997
                                                      --------------  --------------
Cash flows from operating activities:
     Net Income                                         $    88,003    $    68,001
     Adjustments to reconcile net income to
          net cash provided by operating activities:
               Depreciation and amortization                 24,298         23,012
               Loss (Gain) on sale of equipment               3,505         (1,684)
               Deferred income tax expense                       --         16,500
               (Increase) in merchandise inventories         (6,287)       (37,763)
               (Increase) in prepaid expenses              (128,090)       (45,836)
               Increase in accounts payable                 107,638        (65,001)
               Increase in accrued expenses                  15,766         89,731
               Increase in accrued income taxes               3,584             --
                                                        -----------    -----------

                    Total adjustments                        20,414        (20,250)
                                                        -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   108,417         47,751
                                                        -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                     (60,347)      (124,543)
     Proceeds from disposal of property and equipment            --         38,038
                                                        -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                       (60,347)       (86,505)
                                                        -----------    -----------

Cash flows from financing activities:
     Advances to stockholder, net                            15,789       (192,751)
     Principal payments on notes payable                     (1,221)       (34,101)
                                                        -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          14,568       (226,852)
                                                        -----------    -----------

                NET INCREASE (DECREASE) IN CASH              62,638       (265,606)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           2,202,540      2,570,188
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $ 2,265,178    $ 2,304,582
                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

          Cash paid during the period for:
               Interest                                 $       236    $       354
                                                        ===========    ===========

               Income taxes                             $    50,000    $        --
                                                        ===========    ===========



 See accompanying notes to consolidated financial statements.

                             THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

(1)    BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     The results of operations for the three months ended March 29, 1998 are not necessarily indicative of the results to be expected for the full year.

     These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 1997 of Thrift Management, Inc. (the "Company").

(2)   ORGANIZATION

     The consolidated financial statements at March 29, 1998 and March 31, 1997 include the accounts of the Company, Hallandale Thrift Management, Inc. ("HTMI"), Thrift Shops of South Broward, Inc. ("TSSB"), Thrift Shops of West Dade, Inc. ("TSWD"), Hallandale Thrift, Inc. ("HTI"), North Broward Consignment, Inc. ("NBCI"), Thrift Shops of North Lauderdale, Inc. ("TSNL") and Retail Thrift, Inc. ("RTI");(HTMI, TSSB, TSWD, HTI, NBCI, TSNL and RTI are collectively referred to herein as the "Subsidiaries"). All entities, except TSNL and RTI (which were incorporated in March 1997 and January 1998 respectively), were wholly owned by a common stockholder until May 31, 1996. As of May 31, 1996, HTMI, TSSB, TSWD, HTI, and NBCI became wholly owned subsidiaries of the Company pursuant to a reorganization plan. Accordingly, as of March 29, 1998 and March 31, 1997 and for the periods then ended, the Company has presented consolidated financial statements. All significant intercompany accounts and transactions have been eliminated for financial statement presentation purposes.

(3)   STOCKHOLDERS' EQUITY

     In December 1996, the Company consummated its initial public offering in which it sold 615,000 units at a price of $5.75 per unit. Each unit consisted of one share of common stock ("Common Stock") and one warrant to purchase one share of Common Stock for $5.00 per share. The warrants are exercisable for a period of five years commencing December 11, 1996 and may be redeemed by the Company on 30 days' notice at any time during such period at a price of $.10 per warrant if the closing bid price of the Common Stock for 20 consecutive trading days ending on the fifteenth day prior to the date that notice of redemption was given by the Company has been at least 150% of the exercise price then in effect. The Company realized approximately $2,596,950 in proceeds from the offering, net of underwriting discounts and expenses and other offering expenses. Simultaneously with the offering, the Company charged all offering costs incurred to additional paid-in capital, which costs totaled $653,050.

     On June 17, 1997, the Company issued 30,000 shares of its restricted Common Stock to a business consultant in payment for service rendered to the Company. Such restricted Common Stock was valued at $33,500.

(4)  CHANGE IN ACCOUNTING PERIODS

     The Company adopted a 52/53 week retail reporting calendar, whereby all accounting periods end on a Sunday.

(5)  CASH AND CASH EQUIVALENTS

     At March 29, 1998, the Company had an investment in Federal Home Loan Bank notes, with a maturity date of May 4, 1998 and a value of $1,474,391, an investment in Dreyfus Treasury Prime Cash Management with a value of $453,912, and investments in various bank money market accounts with an aggregate value of $212,726.

(6)  COMMITMENTS

     In April 1998, the Company entered into a five-year lease for a new store location in Pompano Beach in Broward County, Florida. The lease provides for minimum monthly rental payments of approximately $4,000 and contains two renewal options for five years under substantially the same terms and conditions.

     As part of the program of operating manned donation trailers as a new source of donated merchandise, the Company has entered into monthly rental agreements to rent space in parking lots of shopping centers. In the first quarter of 1998, the Company entered into six monthly rental agreements with monthly rental payments totaling approximately $1,200.

     The Company's Board of Directors approved the prepayment of up to $130,000 of the 1998 salary and bonus of the Company's President, subject to the agreement of the President to pay interest on the amount prepaid at the annual rate of 8.5%. Prepaid expenses as of March 29, 1998 include
     $76,634 in prepaid salary and bonus payments to the Company's President.

                             THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations of Thrift Management, Inc. and Subsidiaries (collectively, the "Company") and its liquidity and capital resources. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements which involve risks and uncertainties. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These risks include: risks of increases in the costs of the Company's merchandise and the continued availability of suitable merchandise; the Company's relationship with its suppliers, licensors and contributors; changes in preferences of customers; competitive and general economic factors in the markets where the Company sells and collects goods; the impact of and changes in government regulations such as restrictions or prohibitions relating to the contribution of charitable goods; and other factors discussed herein or from time to time in the Company's filings with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto of the Company included elsewhere herein.

GENERAL

The Company was organized in July, 1991 for the purpose of managing the operation of retail thrift stores that offer new and used articles of clothing, furniture, miscellaneous household items and antiques. HTMI is registered with the State of Florida as a professional solicitor. The Company obtains its merchandise primarily from two sources: (i) purchase contracts with charitable organizations in return for an average of 2% - 3% of the Company's gross sales; and (ii) various independent contract collectors from whom the Company purchases merchandise in bulk.

Items from the stores that remain unsold are sold in bulk to exporters, which ship the items to countries throughout the Caribbean, Central and South America, and Eastern Europe. Through its subsidiaries, the Company currently operates five retail stores and is scheduled to open its sixth store in the fourth quarter of 1998. HTMI is responsible for the solicitation of donations on behalf of the charities through direct mailings, newspaper advertising and telemarketing. HTMI is, in addition, responsible for the pickup of the donated merchandise throughout the communities surrounding the Company's stores.

In January, 1998 the Company adopted a 52/53 week retail reporting calendar, whereby all accounting periods end on a Sunday.

RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED MARCH 29, 1998 AND MARCH 31, 1997.

Revenues for the first quarter ended March 29, 1998 and March 31, 1997 totaled $2,250,473 and $1,820,550, respectively. Sales increased $429,923 or 23.6% for the 1998 quarter as compared to the 1997 quarter. The sales increase resulted primarily from the opening of the Company's fifth store in Lauderdale Lakes, Florida on July 19, 1997. The same-store sales for the first quarter increased by 6.0%. In addition, the Company's adoption of a 52/53 week reporting calendar resulted in the first quarter of 1998 having two days less than the first quarter of 1997. If the sales for those two days were added to the first quarter of 1998, the total sales would have increased 25.6%, and the same-store sales would have increased 7.8%.

In addition, the weaker economic conditions in those overseas markets that purchase rags resulted in the Company selling rags for approximately $0.16 per pound in the first quarter of 1998 as compared to approximately $0.20 per pound in the first quarter of 1997. This unfavorable change in the market price for rags represented a 2.5% unfavorable variance in total sales compared to the first quarter of the prior year.

The Company's gross profit for the first quarter of 1998 increased $37,749 or 3.9% to $1,009,923, from $972,174 for the first quarter of 1997. This increase is attributable to the increased sales volume, which was mostly offset by an increase in the cost of sales.

Cost of goods sold, as a percentage of sales, increased 8.5% points for the first quarter of 1998 as compared to the first quarter of 1997. The Company currently has two sources for merchandise: direct donated goods through the charities with which it has entered into purchase contracts, and fresh donated goods purchased from private sources. In order to support the 23.6% increase in store sales, the Company increased its purchases of merchandise from private sources. The Company's purchases from private sources for the first quarter of 1998 increased 39.6% versus the prior year. Some of the merchandise being acquired is being purchased from sources in other states, requiring additional freight costs. The additional costs resulting from the Company's greater reliance on purchased goods in the primary factor resulting in a higher cost of goods sold. In May 1998, the Company retained Ray Bryce as its Senior Vice President-Vendor Relations. Mr. Bryce has more than 14 years experience in the thrift industry. He was most recently the Director of Vendor Relations for Value Village Stores, Inc. where he was responsible for obtaining merchandise for their 66 Canadian thrift stores. Management is currently implementing a program to establish manned donation trailers and drop boxes at multiple locations in South Florida as an additional source of merchandise. As of May 11, 1998, the Company has eight donation trailers on locations in Broward and Dade County, Florida and has approval for the placement of an additional four trailers. Management believes this will help to reduce merchandise collection costs and will provide additional sources of merchandise for the Company's stores.

Operating expenses for the first quarter of 1998 increased $50,136 or 5.9% to $899,333, from $849,197 for the first quarter of 1997. This increase is due to the $76,857 in operating expenses related to the Company's fifth store in Lauderdale Lakes, Florida, which opened in July 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 29, 1998, the Company had working capital of $2,424,180, as compared to working capital of $2,255,291 at March 31, 1997. The net increase in working capital is attributable primarily to merchandise inventory increasing by $181,985, as a result of the new Lauderdale Lakes store plus higher merchandise inventory in the four other stores. Cash and cash equivalents at March 29, 1998 totaled $2,265,178, a decrease of $39,404, as compared with $2,304,582 at March 29, 1997. Net cash provided by operating activities totaled $108,417 for the three months ended March 29, 1998, as compared to $47,751 for the three months ending March 31, 1997. The Company believes that its current capital resources, together with the expected cash flow from its operations, will be sufficient to meet its anticipated working capital requirements through at least 1998. There can be no assurances, however, that such will be the case.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number                         Description

    10.1 Executive Employment Agreement between the Company and Ray Bryce dated May 1, 1998

    10.2 Promissory Note dated May 8, 1998 from Marc Douglas, as maker, to the Company

    11.1          Statement re: computation of per share earnings

    27.1          Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K
    NONE

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRIFT MANAGEMENT, INC.



By:  /s/ Marc Douglas
     -------------------------------------------
     Marc Douglas, President and Chief Executive
     Officer (Principal Executive Officer)


By:  /s/ Stephen L. Wiley
     -------------------------------------------
     Stephen L. Wiley, Chief Financial
     Officer (Principal Financial Officer)



Date: May 13, 1998