Form 10QSB
period 1998-06-28
THRIFT MANAGEMENT INC
filed 1998-08-12
CIK 1016611

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended   JUNE 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________  to ______________

Commission File No. 333-5190-A

                             THRIFT MANAGEMENT, INC.
                             -----------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

FLORIDA                                           65-0309540
-------                                           ----------
State or Other Jurisdiction of               I.R.S. Employer I.D. No.
Incorporation or Organization

3141 W. Hallandale Beach Boulevard
    Hallandale, Florida  33009
----------------------------------
(Address of Principal Executive Offices)

Issuer's telephone number, including area code:         954-985-8430
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


State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practical date: At August 10, 1998, there were outstanding 2,175,000 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format:     YES         /   NO  X
                                                      ---             ---

                             THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES


                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION
                                                                                                   Page
                                                                                                 -------
Item 1.  Financial Statements

Consolidated Balance Sheet as of June 28, 1998 (unaudited).....................................     3


Consolidated Statements of Operations for the Three Months and the Six Months
Ended June 28, 1998 and June 30, 1997 (unaudited)..............................................     4



Consolidated Statements of Cash Flows for the Six Months ended June 28, 1998
and June 30, 1997 (unaudited)..................................................................     5


Notes to Consolidated Financial Statements (unaudited).........................................     6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................     8-11

PART II - OTHER INFORMATION

Item 2.  Changes in Securities.................................................................     11
Item 5.  Other Information.....................................................................     11
Item 6.  Exhibits and Reports on Form 8-K......................................................     11

Signatures.....................................................................................     12

                   THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)
                                                               JUNE 28, 1998
                                                              ---------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                  $ 1,872,790
     Merchandise inventories                                        343,976
     Prepaid expenses                                               321,588
     Advances to stockholder                                         63,156
                                                                -----------

          TOTAL CURRENT ASSETS                                    2,601,510

EQUIPMENT, FIXTURES AND IMPROVEMENTS, net                           587,536

ADVANCES TO STOCKHOLDER                                              31,578

PREPAID CONSULTING SERVICES                                          12,500

COVENANTS NOT TO COMPETE, net                                        24,094

DEFERRED TAX ASSETS                                                  16,800

PREPAID INCOME TAXES                                                 56,972

OTHER ASSETS                                                         86,121
                                                                -----------
          TOTAL ASSETS                                          $ 3,417,111
                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               189,715
     Accrued expenses                                               200,575
                                                                -----------

          TOTAL CURRENT LIABILITIES                                 390,290

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock: $.01 par value, authorized 1,500,000
          shares, issued and outstanding 250,000 shares               2,500
     Common stock: $.01 par value, authorized 15,000,000
          shares, issued and outstanding 2,175,000 shares            21,750
     Additional paid-in capital                                   3,082,341
     Accumulated deficit                                            (79,770)
                                                                -----------

          TOTAL STOCKHOLDERS' EQUITY                              3,026,821
                                                                -----------

          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                             $ 3,417,111
                                                                ===========

See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                 THREE MONTHS ENDING                SIX MONTHS ENDING
                                        ---------------------------------   ---------------------------------
                                         JUNE 28, 1998     JUNE 30, 1997     JUNE 28, 1998     JUNE 30, 1997
                                        --------------    ---------------   --------------    ---------------
Net sales                                 $ 2,150,732       $ 1,840,298       $ 4,401,205       $ 3,660,848

Cost of goods sold                          1,379,747           899,473         2,620,297         1,747,849
                                          -----------       -----------       -----------       -----------

GROSS PROFIT                                  770,985           940,825         1,780,908         1,912,999

Selling, general and administrative
     expenses                                 962,989           880,134         1,839,821         1,711,125
Officer's bonus incentive                      21,521            18,403            44,022            36,609
                                          -----------       -----------       -----------       -----------

          TOTAL OPERATING EXPENSES            984,510           898,537         1,883,843         1,747,734
                                          -----------       -----------       -----------       -----------

          INCOME FROM OPERATIONS             (213,525)           42,288          (102,935)          165,265

Interest expense                                   72               447               308               801
Interest income                               (27,396)          (25,143)          (58,629)          (41,521)
                                          -----------       -----------       -----------       -----------

          INCOME BEFORE INCOME
               TAX (BENEFIT) EXPENSE         (186,201)           66,984           (44,614)          205,985

Income tax (benefit) expense                  (70,372)           33,700           (16,788)          104,700
                                          -----------       -----------       -----------       -----------

          NET (LOSS) INCOME               $  (115,829)      $    33,284       $   (27,826)      $   101,285
                                          ===========       ===========       ===========       ===========

 (Loss) Earnings per share:
      Basic:
           Net (loss) income              $     (0.05)      $      0.02       $     (0.01)      $      0.05
                                          ===========       ===========       ===========       ===========
      Diluted:
           Net (loss) income              $     (0.05)      $      0.02       $     (0.01)      $      0.05
                                          ===========       ===========       ===========       ===========
 Weighted average number of shares
      Basic                                 2,155,000         2,125,000         2,150,000         2,125,000
                                          ===========       ===========       ===========       ===========

      Diluted                               2,201,500         2,125,000         2,196,500         2,125,000
                                          ===========       ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                          SIX MONTHS ENDING
                                                                   --------------------------------
                                                                    JUNE 28, 1998    JUNE 30, 1997
                                                                   ---------------  ---------------
Cash flows from operating activities:
     Net (loss) Income                                              $   (27,826)      $   101,285
     Adjustments to reconcile net income to
          net cash (used in) provided by operating activities:
               Depreciation and amortization                             45,245            44,477
               Loss (Gain) on sale of equipment                           3,505            (1,684)
               Payment of consulting expense with common stock           30,375            52,500
               Deferred income tax (benefit) expense                    (16,800)           33,000
               (Increase) in merchandise inventories                    (15,542)         (117,932)
               (Increase) in prepaid expenses                          (169,263)           (5,760)
               (Increase) in prepaid income taxes                       (56,972)             --
               Increase (decrease) in accounts payable                   47,824           (95,885)
               (Decrease) increase in accrued expenses                   (7,016)           52,803
               (Decrease) increase in accrued income taxes              (28,016)           12,700
                                                                    -----------       -----------

                    Total adjustments                                  (166,660)          (25,781)
                                                                    -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                                  (194,486)           75,504
                                                                    -----------       -----------

Cash flows from investing activities:
     Purchase of property and equipment                                (157,124)         (255,546)
     Proceeds from disposal of property and equipment                        --            38,038
                                                                    -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                                  (157,124)         (217,508)
                                                                    -----------       -----------

Cash flows from financing activities:
     Advances to stockholder, net                                        31,578          (176,962)
     Principal payments on notes payable                                 (9,717)          (35,233)
                                                                    -----------       -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      21,861          (212,195)
                                                                    -----------       -----------


                NET (DECREASE) IN CASH                                 (329,749)         (354,199)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                       2,202,539         2,570,188
                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           $ 1,872,790       $ 2,215,989
                                                                    ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

          Cash paid during the period for:
               Interest                                             $       308       $       801
                                                                    ===========       ===========

               Income taxes                                         $    80,000       $        --
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

     The results of operations for the six months ended June 28, 1998 are not necessarily indicative of the results to be expected for the full year.

     These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 1997 of Thrift Management, Inc. (the "Company").

(2)  ORGANIZATION

     The consolidated financial statements at June 28, 1998 and June 30, 1997 include the accounts of the Company, Hallandale Thrift Management, Inc. ("HTMI"), Thrift Shops of South Broward, Inc. ("TSSB"), Thrift Shops of West Dade, Inc. ("TSWD"), Hallandale Thrift, Inc. ("HTI"), North Broward Consignment, Inc. ("NBCI"), Thrift Shops of North Lauderdale, Inc. ("TSNL"), Thrift Retail, Inc. ("TRI"), and Thrift Management Canada, Inc. ("TMCI"), (HTMI, TSSB, TSWD, HTI, NBCI, TSNL, TRI and TMCI are collectively referred to herein as the "Subsidiaries"). All entities, except TSNL, TRI and TMCI (which were incorporated in March 1997, January 1998 and June 1998 respectively), were wholly owned by a common stockholder until May 31, 1996. As of May 31, 1996, HTMI, TSSB, TSWD, HTI, and NBCI became wholly owned subsidiaries of the Company pursuant to a reorganization plan. Accordingly, as of June 28, 1998 and June 30, 1997 and for the periods then ended, the Company has presented consolidated financial statements. All significant intercompany accounts and transactions have been eliminated for financial statement presentation purposes.

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

     On June 17, 1997, the Company issued 30,000 shares of its restricted Common Stock to a business consultant in payment for service rendered to the Company. Such restricted Common Stock was initially valued at $52,500 which was later revised to $33,500. On June 15, 1998, the Company issued an additional 30,000 shares of its restricted Common Stock to a business consultant. Such restricted Common Stock was valued at $30,375.

(4)  CHANGE IN ACCOUNTING PERIODS

     The Company adopted a 52/53 week retail reporting calendar, whereby all accounting periods end on a Sunday.

(5)  CASH AND CASH EQUIVALENTS

     At June 28, 1998, the Company had an investment in Federal Home Loan Bank notes, with a maturity date of July 24, 1998 and a value of $1,492,862, an investment in Dreyfus Treasury Prime Cash Management with a value of $258,295, and investments in various bank money market accounts with an aggregate value of $78,262.

     Prepaid expenses as of June 28, 1998 include $97,248 in prepaid salary and bonus payments to the Company's President. See Note (6) below.

(6)  COMMITMENTS

     In April 1998, the Company entered into a five-year lease for a sixth store location in Pompano Beach in Broward County, Florida. The lease provides for minimum monthly rental payments of approximately $4,000 and contains two renewal options for five years under substantially the same terms and conditions. This store is scheduled to open on August 14, 1998.

     As part of the program of operating manned donation trailers as a new source of donated merchandise, the Company has entered into month to month rental agreements to rent space in parking lots of certain shopping centers. As of June 28, 1998, the Company had entered into seven such agreements with monthly rental payments totaling approximately $1,200.

     The Company's Board of Directors approved the prepayment of up to $130,000 of the 1998 salary and bonus of the Company's President, subject to the agreement of the President to pay interest on the amount prepaid at the annual rate of 8.5%. Prepaid expenses as of June 28, 1998 include $97,248 in such prepaid salary and bonus payments to the Company's President.

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

Items from the stores that remain unsold are sold in bulk to exporters, which ship the items to countries throughout the Caribbean, Central and South America, and Eastern Europe. Through its subsidiaries, the Company currently operates five retail stores and is scheduled to open its sixth store on August 14, 1998. HTMI is responsible for the solicitation of donations on behalf of the charities through direct mailings, newspaper advertising and telemarketing. HTMI is, in addition, responsible for the pickup of the donated merchandise throughout the communities surrounding the Company's stores.

In January, 1998 the Company adopted a 52/53 week retail reporting calendar, whereby all accounting periods end on a Sunday.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 28, 1998 AND JUNE 30, 1997.

Revenues for the second quarter ended June 28, 1998 and June 30, 1997 totaled $2,150,732 and $1,840,298, respectively. Sales increased $310,434 or 16.9% for the 1998 quarter as compared to the 1997 quarter. The sales increase resulted primarily from the opening of the Company's fifth store in Lauderdale Lakes, Florida on July 19, 1997. The same-store sales for the quarter were flat.

Economic and political conditions in the overseas markets that purchase rags have further deteriorated, with the result that the Company is now selling rags for approximately $0.13 per pound as compared to approximately $0.14 per pound in the first quarter of 1998 and approximately $0.20 per pound in 1997. The rag sale prices have continued to fall, and in August 1998 the Company is selling rags for only $.07 per pound. Although in the past rag sale prices have strengthened in the fall and winter months, there can be no assurances that this will be the case this year. This very significant decline in the market price for rags represented a 4.5% unfavorable variance in total sales compared to the second quarter of the prior year.

The Company's gross profit for the second quarter of 1998 decreased $169,840 or 18.1% to $770,985 from $940,825 for the second quarter of 1997. This decrease in gross profit dollars and the gross profit margin from 51.1% in the second quarter of 1997 to 35.8% in the second quarter of 1998 is attributable to the significant increase in the cost of goods sold, which was due primarily to the increasing dependence on merchandise purchased from independent contract collectors combined with the collapse of the export market for rags. The decline in export prices for rags represents 29% of the decline in the Company's gross profit margin.

Cost of goods sold, as a percentage of sales, increased 15.3% points for the second quarter of 1998 as compared to the second quarter of 1997 to 64.2% in 1998 from 48.9% in 1997. The Company has two sources for merchandise: purchase contracts with charitable organizations and merchandise purchased in bulk from independent contract collectors. In order to support the 16.9% increase in store sales, while also acquiring merchandise for the Company's sixth store (which is planned to open on August 14, 1998), the Company increased its purchases of merchandise from independent contract collectors. The Company's purchases from independent contract collectors for the second quarter of 1998 increased 39.8% compared to the prior year. More merchandise is now being acquired and is being purchased from independent contract collectors in other states, requiring additional freight costs than in 1997. These additional costs resulting from the Company's greater reliance on purchased goods is one of the primary factors resulting in a higher cost of goods sold. The decline in the market price for rags is the second primary factor in the decline in the gross profit margin in the second quarter.

Operating expenses for the second quarter of 1998 increased $86,973 or 9.7% to $984,510 from $898,537 for the second quarter of 1997. This increase is due primarily to the $116,023 in operating expenses related to the Company's fifth store in Lauderdale Lakes, Florida, which opened on July 19, 1997.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 28, 1998 AND JUNE 30,
1997

Revenues for the six months ended June 28, 1998 and June 30,1997 totaled $4,401,205 and $3,660,848, respectively. Sales increased $740,357 or 20.2% for the 1998 six month period compared to the 1997 six month period. The sales increase resulted primarily from the opening of the Company's fifth store in Lauderdale Lakes, Florida on July 19, 1997. The same-store sales for the six months increased by 3.2%. The Company's adoption of a 52/53 week reporting calendar resulted in the six months of 1998 having two days less than the six months of 1997. If the sales for those two days were added to the six months of 1998, the total sales would have increased 21.1% and the same-store sales would have increased 4.0%.

Economic and political conditions in those overseas markets that purchase rags have further deteriorated, with the Company selling rags for approximately $0.14 per pound in the first quarter of 1998 and approximately $.13 per pound in the second quarter of 1998 as compared to approximately $0.20 per pound in 1997. The rag sale prices have continued to fall, and in August 1998 the Company is selling rags for only $.07 per pound. This significant decline in the market price for rags represented a 3.9% unfavorable variance in total sales compared to the six months of the prior year.

The Company's gross profit for the six months of 1998 decreased $132,091 or 6.9% to $1,780,908 from $1,912,999 for the six months of 1997. This decrease in the gross profit dollars and the gross profit margin from 52.3% in the six months of 1997 as compared to 40.5% in same period of 1998 is attributable to the significant increase in the cost of goods sold which was due primarily to the increasing dependence on merchandise purchased from independent contract collectors combined with the collapse of the export market for rags. The decline in export prices for rags represent 33% of the decline in the Company's gross profit margin. The Company is reviewing and plans to adjust its operational strategy in an attempt to lessen the gross profit impact of the current rag market prices.

Cost of goods sold, as a percentage of sales, increased 11.8% points for the six months of 1998 as compared to the six months of 1997 to 59.5% in 1998 from 47.7% in 1997. The Company has two sources for merchandise: direct donated goods through the charities with which it has entered into purchase contracts, and merchandise purchased in bulk from independent contract collectors. In order to support the 20.2% increase in store sales, while also acquiring merchandise for the Company's sixth store (which is planned to open on August 14, 1998), the Company increased its purchases of merchandise from independent contract collectors. The Company's purchases from independent contract collectors for the six months of 1998 increased 36.2% compared to the prior year. More merchandise being acquired is being purchased from sources in other states, requiring additional freight costs than last year. These additional costs resulting from the Company's greater reliance on purchased goods is one of the primary factors resulting in a higher cost of goods sold. The impact of current market price for rags is the second primary factor in the decline of the gross profit margins.

The Company is accelerating its efforts to reduce its dependence on purchased merchandise by continuing to develop its network of manned donation trailers and by establishing a phone solicitation division to increase the Company's sources of donated merchandise.

Operating expenses for the six months of 1998 increased $136,108 or 7.8% to $1,883,843 as compared to $1,747,734 for the same period in 1997. This increase is primarily the result of the $116,023 increase of the operating expenses of the Lauderdale Lakes store, which opened on July 19, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 28, 1998, the Company had working capital of $2,284,992, as compared to working capital of $2,248,158 at June 30, 1997.

Cash and cash equivalents at June 28, 1998 totaled $1,872,790, a decrease of $343,199, as compared with $2,215,989 at June 28, 1997. Net cash used in operating activities totaled $194,486 for the six months ended March 28, 1998, as compared to $75,504 provided by operating activities for the six months ending June 30, 1997. The Company believes that its current capital resources, together with the expected cash flow from its operations, will be sufficient to meet its anticipated working capital requirements through at least 1998. There can be no assurances, however, that such will be the case.

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

PART II - OTHER INFORMATION

     Item 2 - Changes in Securities

         On June 15, 1998, the Company issued 30,000 shares of its restricted common stock to a consultant in payment for services rendered to the Company. Such restricted common stock was valued at $30,375.

         The foregoing shares of common stock were issued by the Company in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, as it was a transaction by the Company not involving a public offering.

     Item 5 - Other Information

         In August, the Company employed Jackie Halleen as a District Manager. Mrs. Halleen has over 8 years experience in the thrift industry and was most recently a District Manager in the Minnesota/Wisconsin area for TVI. Inc., which operates over 160 retail thrift stores.

         In August, the Company also employed Phillip Halleen as Purchasing Agent and Planning and Development Coordinator. Mr. Halleen has 5 years of experience in the thrift industry and was most recently employed by TVI, Inc. in their midwest new store development department.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              Exhibit Number           Description
              --------------           -----------

                   11.1                Statement re: computation of per share
                                       earnings

                   27.1                Financial Data Schedule (for SEC use
                                       only)

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

Date:  August 10, 1998

                                     /s/ STEPHEN L. WILEY
                                     -----------------------------------
                                     Stephen L. Wiley, Chief Financial
                                     Officer (Principal Financial Officer)