Form 10QSB
period 1998-09-27
THRIFT MANAGEMENT INC
filed 1998-11-12
CIK 1016611

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    SEPTEMBER 27,1998

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________ to _____________________

Commission File No. 333-5190-A

                            THRIFT MANAGEMENT, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         FLORIDA                                       65-0309540
-----------------------------                     ------------------------
State or Other Jurisdiction of                     I.R.S. Employer I.D. No.
Incorporation or Organization

  3141 W. Hallandale Beach Boulevard
       Hallandale, Florida 33009
---------------------------------------
(Address of Principal Executive Offices)

Issuer's telephone number, including area code:         954-985-8430

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  X  /  NO
   ----      ----

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practical date: At November 2, 1998, there were outstanding 2,175,000 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format:   YES  /  NO  X
                                                    ----    ----

                             THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES

                             INDEX TO FORM 1O-QSB

PART I - FINANCIAL INFORMATION

                                                                                        Page
                                                                                        ----
Item 1. Financial Statements

Consolidated Balance Sheet as of September 27, 1998 (unaudited) .....................    3

Consolidated Statements of Operations for the Three Months ended September 27,
1998 and September 30, 1997 and the Nine Months Ended September 27, 1998 and
September 30, 1997 (unaudited) .....................................................     4

Consolidated Statements of Cash Flows for the Nine Months ended September 27, 1998
and September 30, 1997 (unaudited) .................................................     5

Notes to Consolidated Financial Statements (unaudited)..............................    6-7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ......................................................   8-11

PART II - OTHER INFORMATION

Item 5. Other Information ..........................................................    11

Item 6. Exhibits and Reports on Form 8-K ...........................................    11

Signatures..........................................................................    12

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)

                                                                       September 27, 1998
                                                                       ------------------

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                         $        1,378,306
     Merchandise inventories                                                      394,295
     Prepaid expenses                                                             267,479
     Advances to stockholder                                                       63,156
                                                                       ------------------

          TOTAL CURRENT ASSETS                                                  2,103,236

EQUIPMENT, FIXTURES AND IMPROVEMENTS, net                                         780,671

ADVANCES TO STOCKHOLDER                                                            15,789

PREPAID CONSULTING SERVICES                                                         6,250

COVENANTS NOT TO COMPETE, net                                                      18,070

DEFERRED TAX ASSETS                                                               153,851

PREPAID INCOME TAXES                                                               56,972

OTHER ASSETS                                                                       90,596
                                                                       ------------------

          TOTAL ASSETS                                                 $        3,225,435
                                                                       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                             205,700
     Accrued expenses                                                             220,226
                                                                       ------------------

          TOTAL CURRENT LIABILITIES                                               425,926


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock: $.01 par value, authorized 1,500,000
          shares, issued and outstanding 250,000 shares                             2,500
     Common stock: $.01 par value, authorized 15,000,000
          shares, issued and outstanding 2,175,000 shares                          21,750
     Additional paid-in capital                                                 3,082,341
     Accumulated deficit                                                         (306,926)
     Accumulated translation adjustment                                              (156)
                                                                       ------------------

          TOTAL STOCKHOLDERS' EQUITY                                            2,799,509
                                                                       ------------------

          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                    $        3,225,435
                                                                       ==================

See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                Three Months Ended            Nine Months Ended
                                            -------------------------     -------------------------
                                             Sept. 27,      Sept. 30,      Sept. 27,      Sept. 30,
                                               1998           1997           1998           1997
                                            ----------     ----------     ----------     ----------
Net sales                                   $2,110,634     $1,954,591     $6,511,839     $5,615,439

Cost of goods sold                           1,476,582        954,006      4,096,879      2,701,855
                                            ----------     ----------     ----------     ----------

GROSS PROFIT                                   634,052      1,000,585      2,414,960      2,913,584

Selling, general and administrative
     expenses                                  979,357        919,185      2,823,005      2,630,310
Officer's bonus incentive                       21,036         19,673         65,057         56,282
                                            ----------     ----------     ----------     ----------
          TOTAL OPERATING EXPENSES           1,000,393        938,858      2,888,062      2,686,592
                                            ----------     ----------     ----------     ----------

   (LOSS) INCOME FROM OPERATIONS              (366,341)        61,727       (473,102)       226,992

Interest expense                                    --           (297)          (308)        (1,098)
Interest income                                  5,958         22,169         64,587         63,690
                                            ----------     ----------     ----------     ----------
   (LOSS) INCOME BEFORE INCOME
               TAX (BENEFIT) EXPENSE          (360,383)        83,599       (408,823)       289,584

Income tax (benefit) expense                  (137,051)        42,527       (153,840)       147,227
                                            ----------     ----------     ----------     ----------

          NET (LOSS) INCOME                 $ (223,332)    $   41,072     $ (254,983)    $  142,357
                                            ==========     ==========     ==========     ==========
   (Loss) Earnings per share:
      Basic:
           Net (loss) income                $    (0.10)    $     0.02     $    (0.12)    $     0.07
                                            ==========     ==========     ==========     ==========

      Diluted:
           Net (loss) income                $    (0.10)    $     0.02     $    (0.11)    $     0.07
                                            ==========     ==========     ==========     ==========

 Weighted average number of shares
      Basic                                  2,175,000      2,125,000      2,160,000      2,125,000
                                            ==========     ==========     ==========     ==========

      Diluted                                2,312,000      2,125,000      2,297,000      2,125,000
                                            ==========     ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                 THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)

                                                                              Nine Months Ended
                                                                          -------------------------
                                                                           Sept. 27,      Sept. 30,
                                                                              1998           1997
                                                                          ----------     ----------
Cash flows from operating activities:
      Net (loss) Income                                                   $ (254,983)    $  142,357
      Adjustments to reconcile net (loss) income to
           net cash (used in) provided by operating activities:
                Depreciation and amortization                                 77,565         64,317
                Loss (Gain) on sale of equipment                               3,505         (1,708)
                Payment of consulting expense with common stock               30,375         52,500
                Deferred income tax (benefit) expense                       (153,851)        49,500
                (Increase) in merchandise inventories                        (65,861)      (117,932)
                (Increase) in prepaid expenses                              (113,791)       (78,402)
                (Increase) in prepaid income taxes                           (56,972)            --
                Increase (decrease) in accounts payable                       63,810       (258,199)
                Increase in accrued expenses                                  18,633        216,029
                (Decrease) increase in accrued income taxes                  (34,016)        45,727
                                                                          ----------     ----------

                     Total adjustments                                      (230,603)       (28,168)
                                                                          ----------     ----------

NET CASH USED IN OPERATING ACTIVITIES                                       (485,586)       114,189
                                                                          ----------     ----------

Cash flows from investing activities:
      Purchase of property and equipment                                    (376,143)      (288,705)
      Proceeds from disposal of property and equipment                            --         38,038
                                                                          ----------     ----------

NET CASH USED IN INVESTING ACTIVITIES                                       (376,143)      (250,667)
                                                                          ----------     ----------

Cash flows from financing activitities:
      Advances to stockholder, net                                            47,367       (161,175)
      Principal payments on notes payable                                     (9,717)       (36,394)
                                                                          ----------     ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           37,650       (197,569)
                                                                          ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (156)            --

                 NET (DECREASE) IN CASH                                     (824,235)      (334,047)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            2,202,541      2,570,188
                                                                          ----------     ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $1,378,306     $2,236,141
                                                                          ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:

           Cash paid during the period for:
                Interest                                                  $      308     $    1,098
                                                                          ==========     ==========

                Income taxes                                              $   80,000     $       --
                                                                          ==========     ==========

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

     The results of operations for the nine months ended September 27, 1998 are not necessarily indicative of the results to be expected for the full year.

     These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 1997 of Thrift Management, Inc. (the "Company").

(2)  ORGANIZATION

     The consolidated financial statements at September 27, 1998 and September 30, 1997 include the accounts of the Company and its wholly owned subsidiaries: Hallandale Thrift Management, Inc. ("HTMI"), Thrift Shops of South Broward, Inc. ("TSSB"), Thrift Shops of West Dade, Inc. ("TSWD"), Hallandale Thrift, Inc. ("HTI"), North Broward Consignment, Inc. ("NBCI"), Thrift Shops of North Lauderdale, Inc. ("TSNL"), Thrift Retail, Inc. ("TRI"), Thrift Management Canada, Inc. ( "TMCI"), Thrift Holdings, Inc. ("THI"), and Thrift Export, Inc. ("TEI"). All significant intercompany accounts and transactions have been eliminated for financial statement presentation purposes.

     On September 28, 1998 the Board of Directors approved a plan of reorganization of the Company's subsidiaries. Pursuant to the reorganization, five of the Company's subsidiaries, Hallandale Thrift, Inc., North Broward Consignment, Inc., Thrift Shops of North Lauderdale, Inc., Thrift Shops of South Broward, Inc., and Thrift Shops of West Dade, Inc., merged into Thrift Retail, Inc., also a subsidiary of the Company.

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

     On June 17, 1997, the Company issued 30,000 shares of its restricted Common Stock to a business consultant in payment for services rendered to the Company. Such restricted Common Stock was initially valued at $52,500, which was later revised to $33,500.

     On June 15, 1998, the Company issued an additional 30,000 shares of its restricted Common Stock to a business consultant. Such restricted Common Stock was valued at $30,375.

(4)  CHANGE IN ACCOUNTING PERIODS

     In January 1998, the Company adopted a 52/53 week retail reporting calendar, whereby all accounting periods end on a Sunday.

(5)  CASH AND CASH EQUIVALENTS

     At September 27, 1998, the Company had investments in various bank money market accounts and non-operating accounts with an aggregate value of $1,387,725.

(6)  STOCK OPTION PLAN

     In 1998, the Company granted a total of 358,152 stock options to its employees and Directors under the Company's 1996 Stock Option Plan at an exercise price equal to the fair market value of the Common Stock at the date of grant. These options generally vest over the next four years and expire not later than 2008.

(7)  COMMITMENTS

     In April 1998, the Company entered into a five-year lease for a sixth store location in Pompano Beach in Broward County, Florida. The lease provides for minimum monthly rental payments of approximately $4,000 and contains two renewal options for five years under substantially the same terms and conditions. This store opened on August 14, 1998.

     As part of the program of operating manned donation trailers as a new source of donated merchandise, the Company has entered into month to month rental agreements to rent space in parking lots of various shopping centers. As of September 27, 1998, the Company had entered into eleven such agreements with aggregate monthly rental payments totaling approximately $1,200.

     The Company's Board of Directors approved the prepayment of up to $130,000 of the 1998 salary and bonus of the Company's President, subject to the agreement of the President to pay interest on the amount prepaid at the annual rate of 8.5%. Prepaid expenses as of September 27, 1998 include $68,348 in such prepaid salary and bonus payments to the Company's President.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto of the Company included elsewhere herein.

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

Items from the stores that remain unsold are sold in bulk to exporters, which ship the items to countries throughout the Caribbean, Central and South America, and Eastern Europe. Through its subsidiaries, the Company currently operates six retail stores and plans to open its seventh store in January 1999. HTMI is responsible for the solicitation of donations on behalf of the charities through direct mailings, newspaper advertising and telemarketing. HTMI is, in addition, responsible for the pickup of the donated merchandise throughout the communities surrounding the Company's stores and the attended donation trailers.

In January 1998, the Company adopted a 52/53 week retail reporting calendar, whereby all accounting periods end on a Sunday.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 30, 1997.

Revenues for the third quarter ended September 27, 1998 and September 30, 1997 totaled $2,110,634 and $1,954,591, respectively. Sales increased $156,043 or 8.0% for the 1998 quarter as compared to the 1997 quarter. The sales increase resulted primarily from the opening of the Company's sixth store in Pompano Beach, Florida in August 1998 and the Lauderdale Lakes Florida store in July 1997. The same-store sales for the quarter decreased 2.2%. The Company's adoption of a 52/53 week reporting calendar resulted in the third quarter of 1998 having one day less than the third quarter of 1997. If the sales for that day were added to the third quarter of 1998, the total sales would have increased 9.0% and the same-store sales would have decreased 1.3%.

Economic and political conditions in the overseas markets that purchase rags have further deteriorated, with the result that the Company sold rags in the third quarter for approximately $0.08 per pound as compared to approximately $0.13 per pound in the second quarter of 1998 and approximately $0.14 per pound in the first quarter of 1998 as compared to approximately $0.20 per pound throughout 1997. This very significant decline in the market price for rags represented a 12.1% unfavorable variance in total sales and same store sales compared to the third quarter of the prior year. The Company believes that economic and political conditions in the overseas markets that purchase rags will continue to remain depressed for the rest of this year and at least through the first quarter of 1999.

The Company's gross profit for the third quarter of 1998 decreased $366,533 or 36.6% to $634,052 from $1,000,585 for the third quarter of 1997. This decrease in gross profit dollars and the gross profit margin from 51.2% in the third quarter of 1997 to 30.0% in the third quarter of 1998 is attributable to the significant increase in the cost of goods sold. This increase was due primarily to the increasing dependence on merchandise purchased from independent contract collectors, the collapse of the export market for rags plus the significant payroll start-up expenses of a new telephone solicitation operation and the rapidly growing attended trailer donation center operation. The decline in export prices for rags represent approximately 53% of the decline in the Company's gross profit margin.

Cost of goods sold, as a percentage of sales, increased 21.2% points to 70.0% for the third quarter of 1998 as compared to 48.8% for the third quarter of 1997. The Company currently has two primary sources for merchandise: direct donated goods through the charities with which it has entered into purchase contracts and merchandise purchased in bulk from independent contract collectors. The amount of donated merchandise received from the Company's solicitation has not kept pace with the growth in sales and new stores. This has resulted in the Company purchasing an ever-increasing amount of higher cost merchandise from various independent contract collectors. In order to support the 8.0% increase in store sales and to build inventory for the new stores, the Company increased its purchases of merchandise from independent collectors. The Company's purchases from independent contract collectors for the third quarter of 1998 increased 34.3% compared to the prior year, which is more than four times the 8.0% increase in sales. Additionally, more merchandise being acquired is being purchased from sources in other states, requiring higher freight costs than last year. These additional costs resulting from the Company's greater reliance on purchased goods are a significant factor resulting in a higher cost of goods sold. The impact of current market price for rags is the primary factor in the decline of the gross profit margin, which accounted for 53% of the decline.

The Company is accelerating its efforts to reduce its dependence on purchased merchandise by continuing to develop its network of attended donation trailers and by establishing a phone solicitation division to increase the Company's sources of donated merchandise.

Operating expenses for the third quarter of 1998 increased $61,535 or 6.6% to $1,000,393 from $938,858 for the third quarter of 1997. This increase is due primarily to the $72,951 in operating expenses related to the Company's sixth store in Pompano Beach, Florida, which opened in August 1998, and the up-front expenses of four management personnel hired to develop and manage a new Central Florida Region, with the first store in the Region scheduled to open in January 1999. These increases in operating expenses were partially offset by lower expenses of the other stores.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 30, 1997

Revenues for the nine months ended September 27, 1998 and September 30,1997 totaled $6,511,839 and $5,615,439, respectively. Sales increased $896,400 or 16.0% for the 1998 nine month period compared to the 1997 nine month period. The sales increase resulted primarily from the opening of the Company's sixth store in Pompano Beach, Florida in August 1998 and the Lauderdale Lakes Florida store in July 1997. The same-store sales for the nine months increased by 1.4%. The Company's adoption of a 52/53 week reporting calendar resulted in the nine months of 1998 having three days less than the nine months of 1997. If the sales for those three days were added to the nine months of 1998, the total sales would have increased 17.2% and the same-store sales would have increased 2.4%.

Economic and political conditions in the overseas markets that purchase rags have further deteriorated, with the Company selling rags for approximately $0.14 per pound in the first quarter of 1998, approximately $0.13 per pound in the second quarter of 1998 and approximately $0.08 per pound in the third quarter of 1998, as compared to approximately $0.20 per pound throughout 1997. This very significant decline in the market price for rags represented a 7.3% unfavorable variance in total sales and a 6.8% unfavorable variance in same store sales compared to the nine months of the prior year. The Company believes that economic and political conditions in the overseas markets that purchase rags will continue to remain depressed for the rest of this year and at least through the first quarter of 1999.

The Company's gross profit for the nine months of 1998 decreased $498,624 or 17.1% to $2,414,960 from $2,913,584 for the nine months of 1997. This decrease in the gross profit dollars and the gross profit margin from 51.9% in the nine months of 1997 as compared to 37.1% in same period of 1998 is attributable to the significant increase in the cost of goods sold. This was due primarily to the increasing dependence on merchandise purchased from independent contract collectors, and the collapse of the export market for rags. The decline in export prices for rags represented approximately 45% of the decline in the Company's gross profit margin.

Cost of goods sold, as a percentage of sales, increased 13.9% to 62.9% for the nine months of 1998 as compared to 48.1% for the nine months of 1997. The Company currently has two primary sources for merchandise: direct donated goods through the charities with which it has entered into purchase contracts, and merchandise purchased in bulk from independent contract collectors. The amount of donated merchandise received from the Company's solicitation has not kept pace with the growth in sales and new stores. This has resulted in the Company purchasing an ever increasing amount of higher cost merchandise from various independent contract collectors. In order to support the 16.0% increase in store sales, the Company increased its purchases of merchandise from independent contract collectors. The Company's purchases from independent contract collectors for the nine months of 1998 increased 35.6% compared to the prior year, more than double the 16% sales increase. Additionally, more merchandise being acquired is being purchased from sources in other states, requiring higher freight costs than last year. These additional costs resulting from the Company's greater reliance on purchased goods are one of the primary factors resulting in a higher cost of goods sold. The impact of the current market price for rags is the second primary factor in the decline of the gross profit margin, which accounted for 45% of the decline.

The Company is accelerating its efforts to reduce its dependence on purchased merchandise by continuing to develop its network of attended donation trailers and by establishing a phone solicitation division to increase the Company's sources of donated merchandise.

Operating expenses for the nine months of 1998 increased $201,470 or 7.5% to $2,888,062 as compared to $2,686,592 for the same period in 1997. This increase is primarily the result of the $90,622 increase of the operating expenses of the new Lauderdale Lakes store, which opened in July 1997, and the $72,381 increase in the new Pompano Beach store which opened in August 1998. The $38,467 balance of the increase represents an increase in corporate overhead expenses partially offset by lower expenses of the other stores.

LIQUIDITY AND CAPITAL RESOURCES

At September 27, 1998, the Company had working capital of $1,677,310, as compared to working capital of $2,256,248 at September 30, 1997.

Cash and cash equivalents at September 27, 1998 totaled $1,378,306, a decrease of $824,235, as compared to $2,202,541 at December 31, 1997. Net cash used in operating activities totaled $485,586 for the nine months ended September 27, 1998, as compared to $114,189 provided by operating activities for the nine months ending September 27, 1997. The Company believes that its current capital resources, together with the expected cash flow from its operations, will be sufficient to meet its anticipated working capital requirements through 1999. There can be no assurances, however, that such will be the case.

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

YEAR 2000

The Company has completed a review and assessment of its new P.C. based software system, which was installed in October 1997, including the impact of the year 2000 on its information system. The Company's software will be modified by the currently available vendor-supplied software upgrades no later than the first quarter of 1999. All P.C. hardware, which was acquired in 1996 through 1998, will be reviewed for year 2000 compatibility, and replaced if required, by no later than the first quarter of 1999. The Company currently anticipates that its year 2000 project will not have a material effect on the Company's results of operations, although there can be no assurances that such will be the case.

PART II - OTHER INFORMATION

Item 5 - Other Information

On September 28, 1998, the Board of Directors approved a plan of reorganization of the Company's subsidiaries. Pursuant to the reorganization, five of the Company's subsidiaries, Hallandale Thrift Inc., North Broward
Consignment, Inc., Thrift Shops of North Lauderdale Inc., Thrift Shops of South Broward Inc., and Thrift Shops of West Dade Inc., merged into Thrift Retail, Inc., also a subsidiary of the Company.

In November 1998, the Company entered into a five-year, two month lease for a seventh store location in Orlando, Florida. The lease provides for minimum monthly payments of approximately $8,540. The Company currently plans to open this store in early 1999.

In November 1998, the Company announced that has reduced the exercise price of its outstanding Warrants to $2.24 per share from $5.00 per share. The Board of Directors made this decision based on various factors, including the current trading prices of the Company's Common Stock and Company's desire to obtain additional capital for acquisitions and opening new stores. The Board also announced that the Company will redeem any Warrants remaining outstanding as of the close of business on December 14, 1998. The redemption price of the Warrants is $0.10 per Warrant.

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

Date:  November 11, 1998

                                    /s/ STEPHEN L. WILEY
                                    -------------------------------------------
                                    Stephen L. Wiley, Chief Financial
                                          Officer (Principal Financial Officer)