Form 10KSB40
period 1998-12-27
THRIFT MANAGEMENT INC
filed 1999-03-29
CIK 1016611

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 333-5190-A

                             THRIFT MANAGEMENT, INC.
                 (Name of Small Business issuer in its charter)

                   FLORIDA                                    65-0309540
                   -------                                    ----------
       (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                   Identification Number)


     3141 W. Hallandale Beach Boulevard
             HALLANDALE, FLORIDA                                33009
 -----------------------------------------                    ---------
  (Address of Principal Executive Offices)                    (Zip Code)

         Issuer's Telephone Number, Including Area Code: (954)985-8430
                                                         -------------

                                 ---------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X    No
             ---      ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $8,848,337.

The aggregate market value of the issuer's Common Stock, $.01 par value, held by non-affiliates on March 17, 1999 was approximately $2,185,700.

As of March 17, 1999, there were 2,185,700 shares of the issuer's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                             THRIFT MANAGEMENT, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 27, 1998

                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                           --------

PART I ..........................................................................................................2

         Item 1.  Description of Business........................................................................2

         Item 2.  Description of Property........................................................................7

         Item 3.  Legal Proceedings..............................................................................7

         Item 4.  Submission of Matters to a Vote of Security Holders............................................7



PART II .........................................................................................................8

         Item 5.  Market for Common Equity and Related Stockholder Matters.......................................8

         Item 6.  Management's Discussion and Analysis or Plan of Operations.....................................8

         Item 7.  Financial Statements..........................................................................11

         Item 8.  Changes In and Disagreements With Accountants on Accounting and
                  Financial Disclosure..........................................................................27

PART III .......................................................................................................27

         Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.............................................27

         Item 10. Executive Compensation........................................................................29

         Item 11. Security Ownership of Certain Beneficial Owners and Management................................31

         Item 12. Certain Relationships and Related Transactions................................................32

         Item 13. Exhibits and Reports on Form 8-K..............................................................33

                           FORWARD-LOOKING STATEMENTS

         Thrift Management, Inc. (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, dependence on sources of inventories, dependence on the resale market for unsold goods, dependence on charitable donations and a limited number of charities, reliance on management, changes in trends in buyer preferences, competition with other retail sources, general economic conditions and seasonality of the population in the Company's market areas. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Company manages and operates retail outlets known as thrift stores, which deal in new and used articles of clothing, miscellaneous household items, furniture, bric-a-brac and antiques at discounted prices. The Company currently operates seven thrift stores in Florida: two in Hallandale, Florida (Broward County), one in Margate, Florida (Broward County), one in Lauderdale Lakes, Florida (Broward County), one in Pompano Beach, Florida (Broward County), one in Hialeah, Florida (Miami-Dade County) and one in Orlando, Florida (Orange County). Inventory for the Company's stores is obtained as the result of donations made to charities under agreements entered into by the Company for the solicitation and purchase of merchandise. The Company also purchases merchandise in bulk from various independent contract collectors.

         During 1998, the Company had solicitation and purchasing agreements with three charities in the South Florida area, the Missing Children Awareness Foundation, Temple Beth Ahm Israel and the Samuel M. and Helene Soref Jewish Community Center, Inc., a Florida not-for profit corporation. The Company is registered with the Department of Agriculture and Consumer Affairs of the State of Florida as a professional solicitor. The charities receive revenues from the sale of the donated merchandise. The charities gain the benefit of the Company's expertise in solicitation and resale of donated goods through a higher return on sales than the charity itself may be able to realize through its own efforts.

         The Company uses direct mail, newspaper advertising and telemarketing to solicit donations for its client charities. The Company uses approximately 17 trucks to make scheduled pick-ups of donated goods. The donors are given receipts to document the items donated. In 1997, the Company began operating manned Missing Children Awareness Foundation donation trailers as a new source of merchandise for its thrift stores. As of March 1999, the Company is operating 13 donation trailers. All merchandise is then delivered to the appropriate thrift shop, where it is inspected, sorted, priced, tagged and displayed for sale. Items remaining unsold in the stores are sold in bulk to exporters, which ship the items to countries throughout the Caribbean, Central and South America and Eastern Europe.

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

         The Company currently intends to expand its operations by opening additional thrift stores, initially in Florida, and ultimately in various out-of-state locations. The Company's current plans include opening approximately two to four additional stores during 1999 and 2000. The Company's two newest stores, in Pompano Beach and Orlando, Florida, opened in August 1998 and February 1999, respectively.

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

         In December 1996, the Company consummated its initial public offering ("IPO") in which it sold 900,000 units (the "Units") at a price of $5.75 per Unit. Each Unit consisted of one share of Common Stock and one redeemable warrant to purchase one share of Common Stock for $5.00 per share (the "Warrants"). Of the 900,000 shares of Common Stock underlying the Units, 615,000 shares were offered by the Company and 285,000 shares were offered by an investor in the Company. The Company realized approximately $2,596,950 in proceeds from the IPO, net of underwriting discounts and expenses and other offering expenses.

         In December 1998, the Company reduced the exercise price on its 1,500,000 redeemable warrants to $1.50. A total of 10,700 warrants were exercised at $1.50 per share and the remaining warrants were subsequently redeemed by the Company for $.10 per warrant in 1999.

         The Company was incorporated in Florida in July 1991. Its executive offices are located at 3141 West Hallandale Beach Boulevard, Hallandale, Florida 33009, telephone number (305) 985-8430.

         As used herein, the "Company" refers to Thrift Management, Inc. and its wholly-owned subsidiaries, Thrift Shops of South Broward, Inc., Thrift Shops of West Dade, Inc., Hallandale Thrift Management, Inc., Hallandale Thrift, Inc., North Broward Consignment, Inc., Thrift Shops of North Lauderdale, Inc., Thrift Management Canada, Inc., Thrift Export, Inc., Thrift Holdings, Inc., and Thrift Retail, Inc. Thrift Management Canada, Inc., Thrift Export, Inc. and Thrift Holdings, Inc. and substantially inactive companies during 1998.

INVENTORY COLLECTION

         A significant portion of the merchandise offered in the Company's thrift stores is obtained as the result of donations made to charities. The Company enters into an agreement with a participating charity pursuant to which the Company solicits donations of merchandise on behalf of the charity, picks-up and sorts donated merchandise and resells the merchandise, principally through its thrift stores. The Company bears all costs of and assumes all responsibility for the solicitation of donations and operation of the thrift stores and pays the charity for the merchandise. The Company believes that such amount is comparable to, if not better than, that which a charity would typically earn if it operated its own thrift store and bore the costs of and responsibility for such operation, including the costs of solicitation and collection of donated merchandise, rent and other operating costs for the thrift store and hiring of personnel. Moreover, the Company believes that its experience in soliciting donations of and reselling merchandise make its services attractive to charities, which may have little experience in the field. The Company is currently party to agreements with the Missing Children Awareness Foundation, Temple Beth Ahm Israel and the Samuel M. and Helene Soref Jewish Community Center, Inc. As the Company expands its operations, it may seek agreements with additional charities. There can be no assurance, however, that the Company will be able to successfully do so.

         The Company also purchases merchandise in bulk from various independent contract collectors to supplement the merchandise obtained from its agreements with its charities.

THRIFT STORE OPERATIONS

         The Company currently uses 17 trucks to make scheduled pick-ups of donated merchandise. The donors are given receipts to document the items donated.

         Following pick-up, merchandise is taken to the appropriate thrift store where it is sorted and inspected. Unsuitable items, such as those that are broken, badly stained or torn, are either discarded or sold in bulk to exporters, which pay the Company between $.05 and $.16 per pound and resell the items in countries in the Caribbean, Central and South America and Eastern Europe. Goods deemed suitable for sale in the Company's thrift stores are priced and date-coded by color. Pricing is for the most part subjective and is based upon the Company's experience of how much a customer is willing to pay for a particular type of item.

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

         In order to provide convenient shopping hours for customers, the Company's thrift stores are generally open from 9:00 a.m. until 7:00 p.m. on Monday, Tuesday, Thursday and Saturday; from 9:00 a.m. until 9:00 p.m. on Wednesday and Friday; and from 10:00 a.m. until 5:00 p.m. on Sunday.

MARKETING

         The Company's primary mode of soliciting donations is through direct mail, using a colored 5-1/2" x 8-1/2" postcard, sent to between 50,000 and 75,000 households per week. Mailings are targeted to selected zip codes in Miami-Dade, Broward and Palm Beach counties in South Florida. The postcard prominently bears the name of the charity sponsor and a telephone number to call to offer donations. Supporting this effort is a team of employees who field pick-up calls and who telephone previous donors to solicit additional merchandise donations. In order to encourage repeat donations, the Company endeavors to provide prompt and courteous pick-up of donated merchandise. The Company supplements its direct mail efforts through advertising in local publications. The Company began implementing a new method of soliciting donations by operating manned Missing Children Awareness Foundation donation trailers located primarily in high traffic retail strip centers.

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

STORE LOCATIONS

         The following sets forth information with respect to the Company's seven thrift stores:

                                                          Approximate Square               Lease
        Location                  Date Opened                   Footage                 Exp./Renewal
--------------------------   -----------------------    ------------------------   -----------------------
3149 W. Hallandale  Beach         August 1986                    8,300             April 2001/one
Boulevard                                                                          five-year renewal
                                                                                   option

3141 W. Hallandale  Beach         August 1992                   15,000             April 2001/one
Boulevard                                                                          five-year renewal
                                                                                   option

901 E. Tenth Ave                 November 1992                  10,500             October 1999/one
Hialeah, FL                                                                        seven-year renewal
                                                                                   option

1041 N. State Rd. 7              November 1995                  10,050             November 2000/two
Margate, FL                                                                        five-year renewal
                                                                                   options

3200 N. State Rd.                  July 1997                    29,000             July 2002/two
Lauderdale Lakes, FL                                                               five-year renewal
                                                                                   options

1028 E. Sample Road               August 1998                    8,990             July 2003/two
Pompano Beach, FL                                                                  five-year renewal
                                                                                   options

5401 W. Colonial Dr              February 1999                  10,802             June 2004/two
Orlando, FL                                                                        five-year renewal
                                                                                   options

Aggregate monthly rental for the Company's seven thrift stores is approximately $52,000.

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

         The Company currently intends to open approximately two to four additional stores during 1999 and 2000. The Company's ability to expand its chain of thrift stores will depend on, among other things, securing suitable locations, obtaining sufficient merchandise and having adequate financing to effect its expansion plans. There can be no assurance that the Company will be able to open additional thrift stores or that any thrift stores so opened will be profitable.

         An additional area of potential expansion is the direct export of certain merchandise. Currently, donated merchandise that is unsuitable for sale, as well as merchandise that remains in inventory beyond a specified time period, is sold in bulk to exporters that resell the items in countries in the Caribbean, Central and South America, and Eastern Europe. The Company currently sells approximately 105,000 pounds of merchandise per week in bulk to exporters. As the Company opens additional thrift stores, it expects that the volume of bulk merchandise available for export will increase. When it reaches a level of approximately 150,000 pounds per week, the Company believes that it will be economically advantageous to export such merchandise directly. In order to do so, the Company will need to establish a separate facility to receive, sort and grade the export merchandise, bale it and otherwise prepare the merchandise for shipment. There can be no assurance that the Company's operations will generate a sufficient amount of bulk merchandise to enable the Company to begin direct export of such merchandise, that the Company will have the necessary financing to establish the needed facility if it elects to do so, or that if the Company expands into this field of business, that it can do so successfully or profitably.

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

EMPLOYEES

         As of March 19, 1999, the Company employed approximately 275 full-time employees. None of the Company's employees are members of labor unions. Management believes that it enjoys satisfactory relations with its employees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Units, Common Stock and Warrants have traded since December 5, 1996 under the symbols "THMM" and "THMMW," respectively, on the OTC Bulletin Board operated by the NASDAQ Stock Market, Inc.


                                                    COMMON STOCK                         WARRANTS
                                                    ------------                         --------

QUARTER ENDED                                  HIGH              LOW              HIGH              LOW
-------------                                  ----              ---              ----              ---
March 31, 1997                              $  7.2000         $  5.7500         $   3.0000       $   0.7500
June 30, 1997                               $  6.8750         $  1.1250         $   3.0000       $   0.2500
September 30, 1997                          $  3.7500         $  2.0000         $   1.0000       $   0.2500
December 31, 1997                           $  3.2500         $  1.7500         $   1.0000       $   0.3750
March 31, 1998                              $  2.3750         $  1.7500         $   0.5625       $   0.3750
June 30, 1998                               $  2.6250         $  2.0000         $   0.5625       $   0.3750
September 30, 1998                          $  4.4600         $  3.5000         $   1.3125       $   0.7500
December 31, 1998                           $  1.7500         $  0.9375         $   0.1000       $   0.0500

HOLDERS

         As of March 17, 1999, there were approximately 22 holders of record of the Common Stock. The Company believes that the Common Stock is held by in excess of 300 beneficial holders. In 1999, the redemption and the exercise of warrants retired all outstanding warrants.

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

GENERAL

         The Company was organized in July 1991 for the purpose of managing the operation of retail thrift stores that offer new and used articles of clothing, furniture, miscellaneous household items and antiques. The Company is registered with the State of Florida as a professional solicitor. The Company obtains its merchandise primarily from two sources: (i) purchase agreements with charitable organizations; and (ii) from various independent contract collectors from whom the Company purchases merchandise in bulk. Items from the stores that remain unsold are sold in bulk to exporters, which ship the items to countries throughout the Caribbean, Central and South America, and Eastern Europe. Through its Subsidiaries, the Company operates its seven retail stores. The Company and HTMI, a Subsidiary, are responsible for the solicitation of donations on behalf of the charities through direct mailings, newspaper advertising and telemarketing and operating manned donation trailers. The Company and HTMI are, in addition, responsible for the pick-up of the donated merchandise throughout the communities surrounding the Company's stores.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 27, 1998 AS COMPARED TO YEAR ENDED DECEMBER 31, 1997. The Company recognizes merchandise sales when the customer pays for the merchandise upon exiting the Company store. Merchandise inventories consist of donated and purchased used clothing, furniture, miscellaneous household items and antiques. Purchased and donated inventories have been valued by the retail method and include all costs associated with bringing the merchandise to the selling floor. These costs include advertising, marketing, transportation, and grading and processing costs plus commissions paid to the sponsoring charitable organization.

         Revenues for the years ended December 27, 1998 and December 31, 1997 totaled $8,848,337 and $7,728,241, respectively. Revenues increased by $1,120,096 or 14.5%, for 1998, as compared to 1997. The Company's gross profit for 1998 decreased to $3,063,703, as compared to $3,777,225 for 1997 and the Company's gross profit margins for 1998 decreased to 34.6% versus the 48.9% for 1997.

         The net increase in the Company's sales during 1998, as compared to 1997, is attributable to the following:

         1) Sales of the Lauderdale Lakes store, which opened on July 19, 1997, increased $783,849 as a result of a full year of operations in 1998.

         2) Sales of the new Pompano Beach store, which opened on August 14, 1998, accounted for $252,135 of the increase.

         3) Sales of the four stores opened prior to 1997 increased $84,112 or 1.2%.

         In 1998, the Company adopted the 52/53 week retail reporting calendar which resulted in four less days in fiscal 1998 as compared to fiscal 1997. Sales would have been $103,742 higher if the 1998 year end were December 31, 1998 instead of December 27, 1998.

         In 1998, the economic and political conditions in the overseas markets that purchase rags were very unstable, resulting in a significant decline in the price paid for rags. Throughout 1997, the Company sold its rags for about $.20 per pound. In the first quarter of 1998, the average price the Company received for rags was approximately $.14 per pound dropping to $.13 per pound in the second quarter of 1998. In the third quarter of 1998, the price the Company received for rags fell to approximately $.08 per pound. In the fourth quarter of 1998, the price the Company received for rags increased to approximately $.09 per pound and has remained at this level throughout the first quarter of 1999. The Company believes that economic and political conditions in the overseas markets that purchase rags will continue to remain depressed with prices stabilizing at $.10 per pound in 1999.

         The Company's gross profits decreased by 18.9%, and the gross margins for 1998, as compared to 1997, decreased by 14.3% points to 34.6% from 48.9% for 1997. The erosion of the gross margins is attributable to several different factors including the decline in rag sales prices, the increasing reliance of purchased goods and the start up expenses related to the expanded attended trailer donation center operations and the new telephone solicitation operation.

         The Company has two sources for merchandise, direct donated goods through the charities with which it has entered into purchase agreements and the purchase in bulk from various independent contract collectors. The cost to the Company of direct donated goods is less than the cost to the Company of goods purchased from independent contract collectors. In 1998, the Company increased its bulk purchases from independent contract collectors by 35.2% compared to 1997, while sales increased 14.5% over the same period.

         In 1997, the Company entered into an additional agreement with the Missing Children Awareness Foundation and began operating manned donation trailers as an additional source of donated merchandise. As of March 1999, the Company has 13 manned donation trailers. The Company plans to continue to expand this new source of donated merchandise. In 1998, the Company entered into a solicitation and purchasing agreement with the Samuel M. and Helene Soref Jewish Community Center, a new charity for the Company. In 1998, the Company also began operating a solicitation phone room using a 16-station automated phone dialer as an additional method of soliciting donations. The Company plans to develop or acquire independent contract collectors to provide another internal source of merchandise; however, there can be no assurance that it will be able to do so.

         The Company's operating expenses for 1998 were $4,241,322 (or 47.9% of sales) as compared to $3,447,983 (or 44.6% of sales) for 1997 representing an increase of $793,339 or 23%. The operating expenses for the North Lauderdale store, which opened in July 1997, increased $116,669 in 1998 as compared to 1997 as the store was opened for a full year. The 1998 operating expenses for the new Pompano Beach store, which opened in August 1998, were $103,169. The 1998 operating expenses of the new Orlando store, which opened in February 1999, were $17,956. The operating expenses of the four other stores increased $60,204. The largest increase, $495,341, was in corporate overhead with payroll increasing $298,911 as management personnel were added, and professional fees increased $208,756 offset by a net decline in all other expenses.

         In 1998, the Company added a Senior Vice President - Merchandise (to increase the supply of direct donated goods through the charities), a Merchandise Manager for Central Florida, a Store Manager for the new Orlando store (which opened in February 1999), a District Operations Manager and a Planning and Development Manager. The Company believes that these additions have established the management infrastructure to position the Company for growth.

         The 1998 loss before income tax benefit was $1,101,444, as compared to the 1997 income before income tax expense of $425,942. The $713,522 decrease in gross profit (from 48.9% of sales in 1997 to 34.6% in 1998) and the $793,339 increase in operating expenses account for the difference.

LIQUIDITY AND CAPITAL RESOURCES

         At December 27, 1998, the Company had working capital of $1,035,123 as compared to $2,338,499 at December 31, 1997. For 1998, cash decreased by $1,329,199 as compared to a decrease of $367,648 in 1997, which was principally as a result of the Company's operating losses related primarily to the decrease in gross profit margin from 48.9% in 1997 to 34.6% in 1998, the 23% increase in operating expenses, plus the purchase of fixed assets for the Company's new store and existing operations.

         Net cash used in operations for 1998 and 1997 amounted to $724,209, as compared to $148,724 net cash provided by operations in 1997, or a decrease of $872,933.

         During December 1998, the Company reduced the exercise price on its 1,500,000 redeemable warrants from $5.00 to $1.50 per warrant. A total of 10,700 warrants were exercised at a $1.50 per share and the remaining warrants were redeemed by the Company for $.10 per warrant.

         The Company believes that its current capital resources, together with cash flow from its operations, will be sufficient to meet its anticipated working capital requirements through at least 1999. There can be no assurances, however, that such will be the case.

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

YEAR 2000

         The Company, using an outside consultant, has completed all of the computer software upgrades for the year 2000 as instructed by the various software vendors used by the Company. All computer hardware has been tested for the year 2000. The Company currently believes it is ready for the year 2000, and does not believe this issue will have a significant effect on its results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                               ----
Independent Auditors' Report....................................................................................12

Consolidated Balance Sheet......................................................................................13

Consolidated Statements of Operations ..........................................................................14

Consolidated Statements of Stockholders' Equity ................................................................15

Consolidated Statements of Cash Flows...........................................................................16

Notes to Consolidated Financial Statements.................................................................. 17-27

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Thrift Management, Inc.

         We have audited the accompanying consolidated balance sheet of Thrift Management, Inc. and Subsidiaries as of December 27, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 27, 1998 and December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thrift Management, Inc. and Subsidiaries as of December 27, 1998, and the consolidated results of their operations and cash flows for the years ended December 27, 1998 and December 31, 1997 in conformity with generally accepted accounting principles.

/s/    Berkowitz Dick Pollack & Brant LLP

Berkowitz Dick Pollack & Brant LLP
Miami, Florida
March 18, 1999

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                 December 27, 1998
                                                                 -----------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                      $   873,341
     Merchandise inventories                                            427,178
     Prepaid expenses                                                    96,745
     Refundable income taxes                                            110,351
     Advances to stockholder                                             63,156
                                                                    -----------

          TOTAL CURRENT ASSETS                                        1,570,771

EQUIPMENT, FIXTURES AND IMPROVEMENTS, net                               873,133

DEFERRED TAX ASSETS                                                     311,000

OTHER ASSETS                                                            258,147
                                                                    -----------

          TOTAL ASSETS                                              $ 3,013,051
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   341,978
     Accrued expenses                                                   193,670
                                                                    -----------

          TOTAL CURRENT LIABILITIES                                     535,648

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
     Preferred stock: $.01 par value, authorized 1,500,000
          shares, issued and outstanding 250,000 shares                   2,500
     Common stock: $.01 par value, authorized 15,000,000
          shares, issued and outstanding 2,175,000 shares                21,750
     Additional paid-in capital                                       3,177,540
     Accumulated deficit                                               (724,387)
                                                                    -----------

          TOTAL STOCKHOLDERS' EQUITY                                  2,477,403
                                                                    -----------

          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                 $ 3,013,051
                                                                    ===========


          See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended
                                                --------------------------------------
                                                December 27, 1998    December 31, 1997
                                                -----------------    -----------------
Net sales                                          $ 8,848,337           $ 7,728,241

Cost of goods sold                                   5,784,634             3,951,016
                                                   -----------           -----------

GROSS PROFIT                                         3,063,703             3,777,225

Selling, general and administrative
     expenses                                        4,152,831             3,372,356
Officer's bonus incentive                               88,491                75,627
                                                   -----------           -----------

          TOTAL OPERATING EXPENSES                   4,241,322             3,447,983
                                                   -----------           -----------

          (LOSS) INCOME FROM OPERATIONS             (1,177,619)              329,242

Interest expense                                           309                 1,365
Interest income                                        (76,484)              (98,065)
                                                   -----------           -----------

          (LOSS) INCOME BEFORE INCOME TAX
               (BENEFIT) EXPENSE                    (1,101,444)              425,942

Income tax (benefit) expense                          (429,000)              162,000
                                                   -----------           -----------

          NET (LOSS) INCOME                        $  (672,444)          $   263,942
                                                   ===========           ===========



 (LOSS) EARNINGS PER SHARE:
      Basic:
           Net (loss) income                       $     (0.31)          $      0.12
                                                   ===========           ===========

      Diluted:
           Net (loss) income                       $     (0.31)                 0.12
                                                   ===========           ===========

 WEIGHTED AVERAGE NUMBER OF SHARES:
      Basic                                          2,161,250             2,131,000
                                                   ===========           ===========

      Diluted                                        2,161,250             2,168,000
                                                   ===========           ===========


          See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           For the Years Ended December 27, 1998 and December 31, 1997

                                   Preferred Stock             Common Stock          Additional
                                 --------------------    -----------------------      Paid-In       Accumulated      Stockholders'
                                 Shares       Amount       Shares        Amount       Capital         Deficit           Equity
                                 --------    ---------    ---------     ---------    -----------    ------------     -------------
Balance at December 31, 1996     250,000     $ 2,500      2,115,000     $ 21,150      $3,019,066       $(315,885)     $2,726,831

Common Stock issued for
  Consulting services                                        30,000          300          33,200                          33,500

Net income for the year
  ended  December  31, 1997                                                                              263,942         263,942
                                 --------    ---------    ---------     ---------    -----------    ------------     ------------

Balance at December 31, 1997     250,000       2,500      2,145,000       21,450       3,052,266         (51,943)      3,024,273

Common Stock issued for
  Consulting services                                        30,000          300          30,074                          30,374

Stock Options issued to
  Directors for services                                                                  95,200                          95,200

Net loss for the year
  ended  December  27, 1998                                                                             (672,444)       (672,444)
                                 --------    ---------    ---------     ---------    -----------    ------------     ------------

Balance at December 27, 1998     250,000     $ 2,500      2,175,000      $21,750      $3,177,540       $(724,387)      $2,477,403
                                 ========    =========    =========     =========    ===========    ============     ============


            See accompany notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                     Year Ended
                                                                    ------------------------------------------
                                                                    December 27, 1998        December 31, 1997
                                                                    -----------------        -----------------
Cash flows from operating activities:
      Net (loss) Income                                                  $  (672,444)          $   263,942
      Adjustments to reconcile net (loss) income to
           net cash (used in) provided by operating
           activities:
                Depreciation and amortization                                123,826                85,809
                Loss (gain) on sale of equipment                               3,027                 1,708
                Payment of consulting expense with common stock               30,374                33,500
                Deferred income tax (benefit) expense                       (311,000)               66,000
                Stock Options issued to directors for services                95,200                    --

      Changes in current assets and liabilities
                (Increase) in merchandise inventories                        (98,744)             (213,461)
                Decrease (Increase) in prepaid expenses
                   and other assets                                           57,753               (33,586)
                (Increase) in refundable income taxes                       (110,351)                   --
                Increase (decrease) in accounts payable                      200,087              (162,114)
                (Decrease) increase in accrued expenses                      (13,921)               78,910
                (Decrease) increase in accrued income taxes                  (28,016)               28,016
                                                                         -----------           -----------

                     Total adjustments                                       (51,765)             (115,218)
                                                                         -----------           -----------

 NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                       (724,209)              148,724
                                                                         -----------           -----------

 Cash flows from investing activities:
      Purchase of property and equipment                                    (508,429)             (369,714)
      Proceeds from disposal of property and equipment                            --                36,312
                                                                         -----------           -----------

 NET CASH USED IN INVESTING ACTIVITIES                                      (508,429)             (333,402)
                                                                         -----------           -----------

 Cash flows from financing activities:
      Advances to stockholder, net                                            63,156              (145,386)
      Deposit paid to warrant agent                                         (150,000)                   --
      Principal payments on notes payable                                     (9,717)              (37,584)
                                                                         -----------           -----------

 NET CASH (USED IN) FINANCING ACTIVITIES                                     (96,561)             (182,970)
                                                                         -----------           -----------

                 NET (DECREASE) IN CASH                                   (1,329,199)             (367,648)

 CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                             2,202,540             2,570,188
                                                                         -----------           -----------

 CASH AND CASH EQUIVALENTS - END OF YEAR                                 $   873,341           $ 2,202,540
                                                                         ===========           ===========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:

           Cash paid during the year for:
                Interest                                                 $       309           $     1,365
                                                                         ===========           ===========

                Income taxes                                             $    91,000           $    41,000
                                                                         ===========           ===========


          See accompanying notes to consolidated financial statements.

                     THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 27, 1998 AND DECEMBER 31, 1997

NOTE 1 -- GENERAL

         Thrift Management, Inc. (the "Company" or "TMI"), was organized in the State of Florida on July 22, 1991 for the purpose of managing the operation of retail thrift stores which offer for sale new and used articles of clothing, furniture, miscellaneous household items and antiques. The Company is registered with the State of Florida as a professional solicitor. The Company obtains its merchandise primarily from two sources, i) purchase agreements with charitable organizations, and ii) purchases from independent contract collectors from whom the Company purchases merchandise in bulk. Items from the stores which remain unsold are sold in bulk to exporters for export to countries throughout the Caribbean, Central and South America, and Eastern Europe. Through its wholly-owned subsidiaries, the Company operates seven (7) retail stores plus a management company. Hallandale Thrift Management, Inc. ("HTMI"), is responsible for the solicitation of donations on behalf of the contracted charities through direct mailing, newspaper advertising and telemarketing. HTMI is also responsible for operating donation trailers and the pick-up of donated merchandise throughout the communities in which the Company operates. HTMI was organized in the State of Florida on December 9, 1993.

       The Company's seven (7) retail stores are operated under separate wholly-owned subsidiaries as follows:

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

         Thrift Shops of West Dade, Inc. ("TSWD")
              Organized in the State of Florida on October 8, 1992.

         Hallandale Thrift, Inc. ("HTI")
              Organized in the State of Florida on June 14, 1993.

         North Broward Consignment, Inc. ("NBCI")
              Organized in the State of Florida on May 10, 1995.

         Thrift Shops of North Lauderdale, Inc. ("TSNL")
              Organized in the State of Florida on January 24, 1997.

         Thrift Retail, Inc. ("TRI") (2 stores)
              Organized in the State of Florida on January 23, 1998.

         On January 23, 1998, Thrift Retail, Inc. was organized in the State of Florida for the purpose of operating a new store in Pompano Beach, Florida which opened in August 1998 and a new store in Orlando, Florida which opened in February 1999.

         On June 8, 1998, Thrift Management Canada, Inc. ("TMCI") was organized in Ontario (Canada) for the purpose of conducting business in Canada.

         On July 8, 1998, Thrift Export, Inc. ("TEI") was organized in the State of Florida for the purpose of operating an export business.

         On July 8, 1998, Thrift Holdings, Inc. ("THI") was organized in the State of Florida for the purpose of acquiring thrift related businesses.

         In 1998 the Company adopted a 52/53 week retail reporting calendar which resulted in 1998 having 361 days as compared to 365 days in 1997.

                     THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 27, 1998 AND DECEMBER 31, 1997


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: The consolidated financial statements for the years ended December 27, 1998 and December 31, 1997 include the accounts of the Company and its wholly-owned subsidiaries, HTMI, TSSB, TSWD, HTI, NBCI, TSNL, TRI, TMCI, TEI, and THI (collectively the "Companies"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         MERCHANDISE INVENTORIES: Merchandise inventories consist primarily of new and used clothing, furniture, miscellaneous household items and antiques which are valued by the retail method and stated at the lower of FIFO or market. The cost of inventories includes the actual cost of merchandise paid to the respective charities or the independent contract collectors plus all expenses incurred that were directly associated with the acquisition and processing of such inventory including certain store overhead and salaries. Inventory write-downs are recorded in the period in which it becomes reasonably evident that the merchandise is not saleable or the market value is less than cost.

         INTANGIBLE ASSETS: Included in other assets are intangible assets consisting of trade name costs and non-compete agreements which have been recorded at cost. Trade name costs are being amortized on a straight-line basis over their estimated useful lives which range from five years to fifteen years. Non-compete agreements are being amortized over six years on a straight-line basis.

         EARNINGS PER SHARE: Basic earnings per share has been computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Net (loss) income has not been adjusted for any period presented for purposes of computing basic and diluted earnings per share.

         For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the year ended December 27, 1998 all options to purchase 1,216,805 shares of common stock at an average price of $3.74 were excluded from the computation.

         CASH CONCENTRATION: The Company maintains substantially all of its cash balances in a bank located in Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risks on cash and cash equivalents.

         INCOME TAXES: Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

         CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         FAIR VALUE DISCLOSURES: The carrying value of cash, prepaid expenses, advances to stockholder, accounts payable and accrued expenses are a reasonable estimate of their fair value.

         ADVERTISING COSTS: The Company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 27, 1998 and December 31, 1997 were approximately $96,000 and $173,510, respectively.

         USE OF ACCOUNTING ESTIMATES: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

                     THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 27, 1998 AND DECEMBER 31, 1997



         NEW ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and does not require restatement of financial statements from prior periods. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company believes that the adoption of SFAS No. 133 will not have a significant impact on the Company's consolidated financial position, results of operations or cash flows. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income in the Company's consolidated financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 had no significant impact on the Company's consolidated financial statements.


NOTE 3 - ADVANCES TO STOCKHOLDER

         As of December 27, 1998, the Company has a remaining advance amounting to $63,156 to its majority stockholder. The advance is non-interest bearing and is being amortized into operations as compensation through December of 1999.

         Effective January 4, 1998, the Board of Directors approved an agreement providing for the prepayment of up to $130,000 of 1998 salary and bonus of the Company's President with interest to be paid monthly at an annual rate of 8.5%. As of December 27, 1998, the prepaid salary and bonus was $15,266.

         Effective January 1, 1999, the Board of Directors approved a new agreement providing for the prepayment of up to $155,266 of future bonuses of the Company's President with interest to be paid monthly at an annual rate of 8.0% payable by December 31, 2000. The outstanding prepaid salary and bonus from 1998 was incorporated into the new agreement.

NOTE 4 - EQUIPMENT, FIXTURES AND IMPROVEMENTS, NET

Equipment, fixtures and improvements consist of the following at December 27, 1998:

         Furniture, fixtures and equipment                 $640,522
         Leasehold improvements                             252,048
         Transportation equipment                           149,955
                                                          ---------
                                                          1,042,525
         Less accumulated depreciation                     (169,392)
                                                          ---------
                                                           $873,133
                                                          =========

         Depreciation and amortization expense for the years ended December 27, 1998 and December 31, 1997 amounted to $98,024 and $61,714 respectively.

NOTE 5 -- ACCRUED EXPENSES

         Accrued expenses at December 27, 1998 consist of the following:

                  Payroll                                 $113,518
                  Sales taxes                               52,576
                  Rent                                      17,937
                  Other                                      9,639
                                                         ---------
                                                          $193,670
                                                         =========

                     THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 27, 1998 AND DECEMBER 31, 1997


NOTE 6 -- INCOME TAX (BENEFIT) EXPENSE

         The components of income tax (benefit) expense are as follows:

                                                   Year Ended
                                  ---------------------------------------------
                                  December 27, 1998           December 31, 1997
                                  -----------------           -----------------
      Current:
               Federal                  $(118,000)                     $82,000
               State                            --                      14,000
                                        ----------                    --------
                                         (118,000)                      96,000
                                        ----------                    --------
      Deferred:
               Federal                   (252,000)                      56,000
               State                      (59,000)                      10,000
                                        ----------                    --------
                                         (311,000)                      66,000
                                        ----------                    --------
                        Total           $(429,000)                    $162,000
                                        ==========                    ========

         Deferred tax (assets) liabilities are comprised of the following:

                                                                           Year Ended
                                                          ---------------------------------------------
                                                          December 27, 1998           December 31, 1997
                                                          -----------------           -----------------
         Utilization of Federal net operating
           loss carryforward                                 $(280,000)                  $        --

         Utilization of State net operating
           loss carryforward                                   (59,000)                           --

                                                           -----------                   -----------
         Net long term deferred tax asset                     (339,000)                           --
                                                           -----------                   -----------

         Excess tax depreciation over book
           depreciation                                         28,000                            --

                                                           -----------                   -----------
         Net long term deferred tax liability                   28,000                            --
                                                           -----------                   -----------

         Net deferred tax asset                              $(311,000)                  $        --
                                                           ===========                   ===========

         A reconciliation between statutory and effective rates is as follows:


                                                      Year Ended
                                                    -----------------
                                                    December 27, 1998
                                                    -----------------
      U.S. Federal Statutory rate applied to
           pretax income                                   $(374,000)
      State income taxes, net of federal
           income tax (benefit) expense                      (63,000)
      Benefit of graduated tax rates to
           statutory tax rate
      Effect of annualizing income for the
           short C Corporation year

      Other                                                    8,000
                                                         -----------

                            Total                          $(429,000)
                                                           ==========


         The Company has a net operating loss of approximately $906,000 which can be carried forward through 2017 to offset federal taxable income.

                     THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 27, 1998 AND DECEMBER 31, 1997


NOTE 7 -- EARNINGS PER SHARE

         The following table presents the calculation of basic and diluted earnings per share:

                                                                       Year Ended
                                                         ---------------------------------------
                                                         December 27, 199      December 31, 1997
                                                         ---------------       -----------------
         Numerator:
              Net (loss) income                             $  (672,444)          $   263,942
                                                            -----------           -----------

         Denominator:
              Denominator  for basic  earnings per
                share-weighted-average shares                 2,161,250             2,131,000

         Effect of dilutive securities:
              Employee stock options                                                   38,000
                                                            -----------           -----------

         Denominator for diluted earnings per
              share                                           2,161,250             2,169,000
                                                            ===========           ===========
         (Loss) earnings per share:
              Basic                                         $     (0.31)          $      0.12
                                                            ===========           ===========
              Diluted                                       $     (0.31)          $      0.12
                                                            ===========           ===========


NOTE 8 -- COMMITMENTS AND CONTINGENCIES

         AGREEMENT TO SOLICIT AND PURCHASE SALVAGEABLE MERCHANDISE WITH MISSING CHILDREN AWARENESS FOUNDATION, INC.: On December 1, 1993, the Company entered into an agreement to solicit salvageable merchandise for the Missing Children Awareness Foundation, Inc. ("MCAF"), a Florida not-for-profit corporation. MCAF shall pay the Company on a monthly basis a fee equal to eight percent (8%), as amended on January 1, 1996, of the total gross sales of the merchandise in excess of $1,600 per month to be sold by an affiliate of the Company, plus reimbursement of all expenses incurred by the Company in fulfilling its obligations pursuant to such agreement, provided however, that in no event shall the total fee, including expense reimbursements, exceed fifty percent (50%) of the total gross sales price of the merchandise. The fee shall be paid monthly to the Company within twenty days following the end of each calendar month. The term of this agreement is five years, commencing on December 1, 1993, and terminating on November 30, 1998, with one five-year renewal option commencing December 1, 1998, unless terminated sooner or extended pursuant to the terms and conditions of this agreement. The Company exercised its five-year renewal option commencing December 1, 1998.

         Also on December 1, 1993, TSSB entered into an agreement to purchase salvageable merchandise from MCAF. Pursuant to such agreement, MCAF agreed to sell to TSSB all merchandise received as contributions. The price to be paid to MCAF shall be based upon a percentage of the gross sales price of such merchandise. For the purpose of the agreement, the term "gross sales" shall mean the income derived from the sale of the merchandise. The purchase price shall be equal to the greater of $1,600 per month or 10%, as amended on January 1, 1996, of the gross sales of the merchandise per month, payable monthly, based upon gross sales of merchandise during the preceding calendar month. The term of this agreement shall be for a period of five years, commencing on December 1, 1993 and terminating on November 30, 1998, with one five-year renewal option, commencing on December 1, 1998, unless terminated sooner or extended pursuant to the terms and conditions of this agreement. The Company exercised its five (5) year renewal option commencing on December 1, 1998.

         AGREEMENT TO SOLICIT AND PURCHASE SALVAGEABLE MERCHANDISE WITH THE TEMPLE BETH AHM ISRAEL: On February 1, 1994, HTMI entered into an agreement to solicit salvageable merchandise for the Temple Beth Ahm Israel ("TBAI"), a Florida not-for-profit corporation. Pursuant to such agreement, TBAI has retained the services of HTMI to solicit and gather merchandise on its behalf. TBAI shall pay HTMI on a monthly basis a sum equal to seven percent, as amended on January 1, 1996, of the total gross sales of the merchandise in excess of $10,000 per month to be sold by an affiliate of HTMI, plus reimbursement of all expenses incurred by HTMI in fulfilling its

                     THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 27, 1998 AND DECEMBER 31, 1997

NOTE 8 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

obligations pursuant to such agreement, provided however, that in no event shall the total fee, including expense reimbursements, exceed fifty percent (50%) of the total gross sales price of the merchandise. The fee shall be paid monthly to HTMI within five days following the charity's receipt of the fee due the charity from HTI. In the event HTI fails to pay TBAI, TBAI shall have no obligation to pay HTMI. The term of this agreement shall be for a period of five years, commencing on February 1, 1994; and terminating on February 1, 1999, with one five-year renewal option commencing February 1, 1999, unless terminated sooner or extended pursuant to the terms and conditions of this agreement. The Company exercised its five-year renewal option commencing February 1, 1999.

         Also on February 1, 1994, HTI entered into an agreement to purchase salvageable merchandise from TBAI. Pursuant to such agreement, TBAI agreed to sell to HTI all merchandise received as contributions. The price to be paid to TBAI shall be based upon a percentage of the gross sales price of such merchandise. For the purpose of the agreement, the term "gross sales" shall mean the income derived from the sale of the merchandise. The purchase price shall be equal to the greater of (1) $10,000 per month or (2) 10%, as amended on January 1, 1996, of the gross sales of the merchandise, payable monthly, based upon gross sales of merchandise during the preceding calendar month. The term of this agreement is five years, commencing on February 1, 1994, and terminating on February 1, 1999, with one five-year renewal option, commencing on February 1, 1999, unless terminated sooner or extended pursuant to the terms and conditions of this agreement. The Company exercised its five-year renewal option commencing February 1, 1999.

         AGREEMENT TO SOLICIT AND PURCHASE SALVAGEABLE MERCHANDISE WITH SAMUEL
M. AND HELENE SOREF JEWISH COMMUNITY CENTER, INC.: On April 8, 1998, HTMI entered into an agreement to solicit salvageable merchandise for the Samuel M. and Helene Soref Jewish Community Center, Inc. (the "JCC"), a Florida not-for-profit corporation. Pursuant to such agreement, the JCC has retained the services of HTMI to solicit and gather merchandise on its behalf.

         The JCC shall pay HTMI on a monthly basis a sum equal to $1,000 per month, plus reimbursement of all expenses incurred by HTMI in fulfilling its obligations under the agreement (the "Fee"). In accordance with Florida law, the JCC and HTMI have agreed that, among other things, the net amount to be realized by the JCC after the payment of the Fee to HTMI shall be $20,000 and, the compensation to HTMI, exclusive of direct expense reimbursements, as a percentage of gross revenues will be 6%. The term of this agreement is five years, commencing on April 1, 1998 and terminating on March 31, 2003, with one five-year renewal option unless terminated sooner or extended pursuant to the terms and conditions of the agreement.

         On April 8, 1998, TSNL entered into an agreement to purchase salvageable merchandise from the JCC. Pursuant to such agreement, the JCC agreed to sell to TSNL all merchandise received as contributions. The purchase price to be paid for the property shall include reimbursement of all expenses incurred in soliciting and collecting the goods plus an amount equal to $1,000 plus the greater of (1) $1,000 per month, or (2) 10% of all the furniture, as defined in the agreement, sold by TSNL.

         DEPENDENCE ON CHARITABLE DONATIONS: The Company realizes a significant portion of its revenues through the sale of donated charitable property. A recession and/or change in the federal tax laws relating to charitable donations could materially adversely affect the Company's business, operations, revenues and prospects.

         OPERATING LEASES: The Companies lease properties and equipment under non-cancelable operating lease agreements which expire through June 2002 and require minimum annual rentals. Certain leases provide for renewal options to extend the leases up to an additional seven years. Below is a summary of each of the Company's subsidiary's respective lease terms.

         HTI leases its location pursuant to a non-cancelable operating lease which commenced on May 1, 1996 and expires on April 30, 2001. The lease contains an option to renew for one five-year period under the same terms and conditions, except that the rent for each option year shall increase five percent per annum.

         TSSB leases its location pursuant to a non-cancelable operating lease which commenced on May 1, 1996 and expires on April 30, 2001. The lease contains an option to renew for one five-year period under the same terms and conditions, except that the rent for each option year shall increase five percent per annum.

         TSWD leases its location pursuant to a non-cancelable operating lease which commenced on November 1, 1992 and expires on October 31, 1999. The lease contains an option to renew for one seven-year period under the same terms and conditions as the initial term. Annual rent increases are based upon the consumer price index ("CPI") from a minimum of four percent (4%) to a maximum of eight percent (8%).

         NBCI leases its location pursuant to a non-cancelable operating lease which commenced on November 1995 and expires on or about November 2000. The lease contains two successive five (5) year renewal options. All terms and conditions of the lease shall remain the same during the first and second option period as they were during the initial term, except for rent increases. In addition to rent payments, NBCI is liable for its pro-rata share of real estate taxes assessed. NBCI receives a rent credit of $1.00 per square foot while the floor space adjacent to its location remains vacant. As of December 27, 1998, NBCI was receiving the credit.

         TSNL leases its location pursuant to a non-cancelable operating lease which commenced on July 19, 1997 and expires on July 31, 2002. The lease contains two successive five-year renewal options. All terms and conditions of the lease shall remain the same during the first and second option period as they were during the initial term, except for rent increases.

                     THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 27, 1998 AND DECEMBER 31, 1997

NOTE 8 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)


         TRI leases its Pompano Beach store location pursuant to a non-cancelable operating lease which commenced on June 1, 1998 and expires on July 31, 2003. The lease contains two successive five-year renewal options. All terms and conditions of the lease shall remain the same during the first and second option period as they were during the initial term, except for rent increases.

         TRI leases its Orlando store location pursuant to a non-cancelable operating lease which commenced on May 1, 1999 and expires on June 30, 2004. The lease contains two successive five-year renewal options. All terms and conditions of the lease shall remain the same during the first and second option period as they were during the initial term, except for rent increases.

         TMI leases an automobile pursuant to a non-cancelable operating lease dated April 25, 1998 and expiring April 25, 2000. The lease requires monthly payments of $2,122. The Company is responsible for all registration, maintenance and insurance costs.

         TMI leases seven balers and three compactors for its seven stores pursuant to two non-cancelable operating leases which commenced on February 5, 1999 and expiring February 5, 2004. The leases require monthly payments of $2,111. The Company is responsible for all maintenance, taxes, and insurance costs.

         Total rent expense for the years ended December 27,1998 and December 31, 1997 under all operating leases amounted to $546,158 and $428,228 respectively.

         A schedule of approximate consolidated future minimum rental payments is as follows:

               Year Ending
               -----------

                  1999                                             $   541,801
                  2000                                                 507,548
                  2001                                                 323,045
                  2002                                                 204,087
                  2003                                                 107,079
                  Thereafter                                            37,807
                                                                  -------------
                                                                    $1,721,367
                                                                  =============


         CONSULTING AGREEMENTS: On October 1, 1992, TSWD entered into a seven year consulting agreement with the previous 50% stockholder of TSSB. This consultant is responsible for all facets of day to day operations, and is required to spend such time and attention as deemed necessary in order to accomplish the objectives of the Company. However, in no event shall consultant spend less than ten (10) hours per week. This agreement was amended in October 1997 providing that the consultant be paid $2,400 per month for the duration of the agreement.

         On January 1, 1997, the Company entered into a one-year consulting agreement. This consultant is responsible for evaluating and identifying possible new locations for thrift stores and analyzing potential acquisitions of related businesses. This agreement provided for a $2,000 monthly fee and the issuance of 30,000 shares of the Company's restricted common stock upon the successful opening of a new store location and an additional 30,000 shares of the Company's restricted common stock upon the successful opening of a second new store location. Effective January 1, 1998, the agreement was extended for an additional year to allow for the opening of the second store and the $2,000 monthly fee was terminated.

         Effective January 1, 1998, the Company entered into a consulting agreement with a director of the Company pursuant to which the director will assist the Company in developing, studying and evaluating capital-raising and proposals to expand the Company's business, including through mergers and acquisitions. The agreement is for a six-month term that automatically renews for additional six-month terms unless terminated by the Company or the director at least fifteen days prior to the end of the then-current term. As compensation for services under the agreement, the Company granted to the director five-year options to purchase 66,000 shares of the Company's Common Stock at a price of $2.00 per share. The options vest as follows: 5,000 upon execution of the consulting agreement, 5,000 at the end of the initial six-month term, and 14,000 at the end of every six-month period

                     THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 27, 1998 AND DECEMBER 31, 1997

NOTE 8 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

thereafter until all of the options are vested. Any unvested options will be cancelled if the consulting agreement is terminated by either party.

         EXECUTIVE EMPLOYMENT AGREEMENT: Effective June 1, 1996, the Company entered into a five-year employment agreement with its President which provides for an annual base salary of $286,000 (subject to a 10% annual automatic cost-of-living increase), an annual bonus in an amount equal to 1% of the Company's annual gross revenues subsequent to the date of the agreement, payment of life insurance premiums of approximately $12,000 annually and an automobile allowance of $1,500 per month. The agreement automatically renews at the end of each year for one additional year unless terminated by either party.

         In connection with the employment agreement, the President was also granted non-statutory performance options under the Company's 1996 Stock Option Plan to purchase 700,000 share of common stock. Of the total amount granted, 125,000 of such options will vest upon the opening or acquisition by the Company of the first new thrift store or related business following the consummation of the initial public offering ("IPO") and an additional 125,000 will vest when such first new thrift store or related business has operated profitably for one year. Similarly, 125,000 and 100,000 of such options will vest upon the opening or acquisition by the Company of each of the next two thrift stores or other businesses, respectively, and 125,000 and 100,000 will vest when such two thrift stores or related business, respectively, operate profitably for one year. Subject to such vesting, the options will be exercisable upon the later of (1) six months after consummation of the IPO (June 11, 1997) or (2) six months after the date of grant, and will expire ten (10) years from the date of grant. The exercise price of the options is $5.00 per share. As of December 27, 1998, 250,000 options were vested.

         Effective June 19, 1997, the Company entered into an employment agreement with the Chief Financial Officer for a term of thirty (30) months. The employment agreement provides for a base salary of $100,000 increasing to $137,500 on January 1, 1998. The agreement also provides an annual automobile allowance not to exceed $8,000 plus reimbursement of certain automobile related expenses and an annual health insurance allowance of $4,800. The agreement provides for the grant of options to acquire an aggregate of 25,000 shares of the Company's Common Stock under the Company's 1996 Stock Option Plan, as amended. The exercise price is $3.125 per share of Common Stock. The Options vest in accordance with the following: Options to acquire 10,000 shares of Common Stock vest on January 1, 1998; Options to acquire 10,000 shares of Common Stock vest on January 1, 1999; and Options to acquire 5,000 shares of Common Stock shall vest on June 30, 1999, subject to meeting certain performance requirements. Upon termination of the employment agreement by the Company other than for cause, as defined in the agreement, the agreement provides for a severance payment equal to three month's salary at the monthly rate then in effect.

         Effective May 1, 1998, the Company entered into an employment agreement with its Senior Vice President for a term of four (4) years. The employment agreement provides for a base salary of $100,000 increasing for a minimum of 5% per year. Additionally, the agreement provides for an annual bonus each year of a minimum of $10,000. The agreement also provides a leased automobile plus reimbursement of certain automobile related expenses and an annual health insurance allowance of $2,400. The agreement provides for the grant of options to acquire an aggregate of 25,000 shares of the Company's Common Stock under the Company's 1996 Stock Option Plan, as amended. The exercise price is $3.125 per share of Common Stock. Upon termination of the employment agreement by the Company other than for cause, as defined in the agreement, the agreement provides for a severance payment equal to one year's total compensation (which shall include payment of the Executive's base salary, annual bonus, unused vacation, and health insurance reimbursement and any other benefits or payments that would be due the Executive pursuant to the Company's then-current plans and policies.)

NOTE 9 -- STOCKHOLDERS' EQUITY

         INITIAL PUBLIC OFFERING: In December 1996, the Company consummated its IPO in which it sold 900,000 units (the "Units") at a price of $5.75 per Unit. Each Unit consisted of one share of Common Stock and one redeemable warrant to purchase one share of Common Stock for $5.00 per share (the "Warrants"). Of the

                     THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 27, 1998 AND DECEMBER 31, 1997

NOTE 9 -- STOCKHOLDERS' EQUITY  -- (CONTINUED)

900,000 shares of Common Stock underlying the Units, 615,000 shares were offered by the Company and 285,000 shares were offered by an investor in the Company.

         Additionally, the Company has 600,000 warrants outstanding at December 27, 1998 as a result of private placement transactions concluded in October 1996.

         In December 1998, the Company reduced the exercise price on its 1,500,000 redeemable warrants to $1.50. In 1999, a total of 10,700 warrants were exercised at $1.50 per share and the remaining warrants were redeemed by the Company for $.10 per warrant. Included in other assets is $150,000 which was deposited with the Company's transfer agent for the redemption of 1,500,000 warrants.

         PREFERRED STOCK: The holders of the Company's Preferred Stock are entitled to vote with the holders of the common stock on all matters, except as required by law, with each share of preferred stock currently outstanding having 10 votes. The preferred stock has a liquidation preference of $.10 per share over the common stock. The preferred stock does not provide for the payment of a stated rate of dividends, is not convertible into common stock and is not mandatorily redeemable by the Company.

         STOCK ISSUED FOR CONSULTING SERVICES: On June 17, 1997, the Company issued 30,000 shares of its restricted common stock to a consultant in payment for services rendered to the Company. Such restricted common stock was valued at $33,500. On June 15, 1998, the Company issued 30,000 shares of its restricted Common Stock to a consultant in payment for services rendered to the Company. Such restricted Common Stock was valued at $30,374.

         STOCK OPTION PLAN: The Company has adopted the 1996 Stock Option Plan, ("1996 Plan") under which options to acquire up to 1,000,000 shares of Common Stock may be granted. In 1998, the 1996 Plan was amended to increase the number of options that may be granted to 1,700,000. The 1996 Plan is designed to serve as an incentive for retaining qualified and competent employees, directors, consultants and independent contractors of the Company. The 1996 Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Code) and non-statutory stock options.

         The following summarizes the activity in the 1996 Plan:

                                                  December 27, 1998                     December 31, 1997
                                             -----------------------------        ------------------------------
                                                              Average                                Average
                                             Shares        Exercise Price         Shares          Exercise Price
                                             ------        --------------         ------          --------------
STOCK OPTIONS
Options at beginning of year                 915,000          $  3.83              700,000           $  5.00
Options granted                              651,805          $  1.61              215,000           $  1.86
Options  at end of year                    1,566,805          $  3.18              915,000           $  3.83
At end of year:
Shares exercisable                           521,758          $  3.38              290,000           $  3.10

Weighed average fair value
  of options granted during the year              --          $  1.00                  --            $   .84

         The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its employee stock options as permitted under FASB Statements No. 123 (FASB 123), Accounting for Stock-Based Compensation, and, accordingly, recognized no compensation expense for the stock option grants to employees when the market price on the underlying stock on the date of grant equals the exercise price of the Company's employee stock option. Stock option grants issued to non-employees are accounted for in accordance with FASB 123.

         The stock options generally vest over a two (2) year period and expire from 5 to 10 years from the date of grant.

         The Company issued options to acquire 215,000 restricted shares to employees during 1997 and 561,805 in 1998. The Company issued options to acquire 90,000 shares to non-employees during 1998. Vesting periods range from the date of grant to two (2) years. The Company did not recognize any compensation expense related to options issued to employees during 1998 and 1997. The Company recognized compensation expense amounting to $95,200 related to options issued to non-employees in 1998.

         Proforma information has been determined as if the Company had accounted for its employee stock options and restricted shares under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following range of assumptions: risk free interest rate of 7%, dividend yield of 0%, expected lives of seven years and expected volatility of 1.03%. Had

                     THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 27, 1998 AND DECEMBER 31, 1997

NOTE 9 -- STOCKHOLDERS' EQUITY  -- (CONTINUED)


compensation cost for the stock based compensation plan to applicable employees been determined in accordance with FASB 123, the Company's net (loss) income would have been the following amounts:

                                                                        Year Ended
                                                       ----------------------------------------------
                                                       December 27, 1998            December 31, 1997
                                                       -----------------            -----------------
               Net (Loss) Income, as reported             $  (672,444)                  $ 263,942
               Pro forma net (loss) income                 (1,268,784)                    144,942

               Pro forma earnings per share
                 Basic                                         (0.59)                        .07
                 Diluted                                       (0.59)                        .07

         The Company sponsors an employee stock ownership plan (ESOP) that covers all eligible employees who have attained the age of 21 and have been credited with 1,000 hours of service as defined in the ESOP. The Company makes annual contributions to the ESOP in such amounts as are determined by the Board of Directors. As of March 18, 1999, the Company has not made any contributions to the ESOP.

NOTE 10 -- RELATED PARTY TRANSACTIONS

         ADVANCES TO STOCKHOLDER: As of December 27, 1998, the Company has advanced $63,156 to its majority stockholder. The advance is non-interest bearing and is being amortized into operations as compensation through December of 1999.

         Effective January 4, 1998, the Board of Directors approved an agreement providing for the prepayment of up to $130,000 of 1998 salary and bonus of the Company's President with interest to be paid monthly at an annual rate of 8.5%. As of December 27, 1998, the prepaid salary and bonus was $15,266.

         Effective January 1, 1999, the Board of Directors approved a new agreement providing for the prepayment of up to $155,266 of future bonuses of the Company's President with interest to be paid monthly at an annual rate of 8.0% payable by December 31, 2000. The outstanding prepaid salary and bonus from 1998 was incorporated into the new agreement. As of March 23, 1999, the prepaid bonus was $140,478.

         DEFERRED COMPENSATION AGREEMENT: Pursuant to a deferred compensation agreement dated March 10, 1995 with the Companies' former President, upon liquidation of any of the consolidated Companies, such liquidating entity shall pay the former President the sum of five (5%) percent of the gross sales proceeds from such liquidation payable fifty (50%) percent in the first year after liquidation and fifty percent (50%) in the second year after liquidation. Effective March 31, 1998, the former President agreed to the termination of the deferred compensation agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:

                                                                                                      Director
Name                               Age               Position                                           Since
----                               ---               --------                                           -----

Marc Douglas                       40                President, Chief Executive Officer                 1996
                                                     and Director

Ileen Little                       61                Vice President, Secretary and Director             1991


Stephen L. Wiley                   59                Chief Financial Officer and Director               1997


Stephen H. Bittel                  42                Director                                           1998


Jay M. Haft                        63                Director                                           1998


Ray Bryce                          36                Senior Vice President -- Merchandise                --


         MARC DOUGLAS founded the Company in 1991 and has served as its Chief Operating Officer since its inception, and, in February 1996, was elected President and a Director. Prior thereto, Mr. Douglas was Executive Director of Thrift Shops of West Broward, Inc., and Southeast Thrift Shops of South Broward, Inc., since 1986 and 1990, respectively. Mr. Douglas received his A.A. in Business from Miami Dade Community College and his B.S. in Business from Florida International University, Miami, Florida. Mr. Douglas is Ms. Little's son.

         In 1985, Mr. Douglas pled guilty to one count of wire fraud in a federal criminal action arising from his employment from 1980 to 1982 as a salesman of oil and gas leases for U.S. Oil & Gas Corporation. Mr. Douglas was sentenced to a 90-day jail term and five years' probation and, in addition, entered into a settlement agreement in a related civil action brought by the Federal Trade Commission, in connection with which he paid $65,000 as restitution. In February 1998, Mr. Douglas filed an application for a Presidential pardon with the U.S. Department of Justice. No estimate can be made at this time, however, of the likelihood that a pardon will be granted and, if granted, when it will be received.

         In 1989, Mr. Douglas, his spouse and M.J.S.S. Enterprises, Inc., a corporation for which Mr. Douglas was an officer, filed for bankruptcy protection. Both the personal and corporate bankruptcies were discharged in 1990.

         ILEEN LITTLE is currently the Vice President, Secretary and a Director of the Company. From its inception until February 1996, when she was elected to her current position, she acted as President and a Director of the Company. Prior to joining the Company, Ms. Little was President of Thrift Shops of West Broward, Inc., and Southeast Thrift Shops of South Broward, Inc., two companies which she co-founded in 1986 and 1990, respectively. Ms. Little received her B.S. in business from Brooklyn College. Ms. Little is Mr. Douglas' mother.

         STEPHEN L. WILEY became a Director of the Company and its Chief Financial Officer in 1997. Prior to joining the Company, Mr. Wiley had been Senior Vice President and Chief Financial Officer of Linen Supermarket, Inc. since 1989. Linen Supermarket, Inc. was a private company that operated 120 specialty linen retail stores in six states. In February 1997, Linen Supermarket, Inc. filed for protection from its creditors under Chapter 13 of the Bankruptcy Code, which was converted to Chapter 11 in May 1997. Mr. Wiley has more than 25 years' experience in the retail industry, including more than 10 years with the W.R. Grace retail companies. Mr. Wiley received his B.S. in Industrial Management from Purdue University in West Lafayette, Indiana and his M.B.A. from the University of Edinburgh in Edinburgh, Scotland.

         STEPHEN H. BITTEL has been a Director of the Company since January 1, 1998. Mr. Bittel is the President and Chief Executive Officer of Terranova Corporation, a full-service real estate organization based in Miami, which he founded in 1980. Until its August 1998 acquisition, Mr. Bittel was a director of Spec's Music, Inc., a Florida specialty retail chain. He currently serves as a trustee of the Greater Miami Chamber of Commerce, a director of the Community Partnership for the Homeless, and served as a director of the Jackson Memorial Hospital Foundation. Mr. Bittel received his B.A. from Bowdoin College and is a graduate of the University of Miami School of Law and a member of the Florida Bar.

         JAY M. HAFT has been a Director of the Company since January 1, 1998. Mr. Haft is a Managing General Partner of Gen Am "1" Venture Fund, an international venture capital fund, respectively. Mr. Haft is also a director of numerous public and private corporations, including RVSI, Inc., NCT Group, Inc., DCAP, Inc., Encore Medical Corporation, PC Service Source, Inc., DUSA Pharmaceuticals, Inc. and Oryx Technology Corp. He is a graduate of Yale
College and Yale Law School.

         RAY BRYCE became Senior Vice President -- Merchandise in June 1998. Prior to joining the Company, Mr. Bryce had been director of Vendor Relations of Value Village Stores, Inc. - Canada, a private company operating 66 retail thrift stores in Canada. Mr. Bryce has more than 14 years' experience in charity solicitations and thrift store operations, including 12 years with Value Village Stores.

         Until December 1999, Lexington Capital Partners & Co., Inc., the underwriter of the Company IPO, has the right to designate a representative as an advisor to or an individual to serve as a member of the Company's Board of Directors. The underwriter has not identified its designees as of the date hereof.

         Directors of the Company hold their offices until the next annual meeting of the Company's shareholders and until their successors have been duly elected and qualified.

         Officers of the Company hold office until the first meeting of the Board of Directors following the annual meeting of the Company's shareholders and until their successors have been chosen and qualified, subject to early removal by the Board of Directors.

         The non-employee directors of the Company receive compensation in the form of options to purchase shares of the Company's Common Stock. The two non-employee directors of the Company were each granted 30,000 stock options in 1998 at exercise prices of $2.50 and $1.75 per share, the fair market values of the Common Stock on the dates of the grant. As long as they continue to serve as a director, they will receive additional grants at the then fair market price of 5,000 options at the end of each quarter and 2,000 options upon each anniversary of their appointment to the Board of Directors.

         Effective January 1, 1998, the Company entered into a consulting agreement with Jay M. Haft, a director of the Company, pursuant to which Mr. Haft is assisting the Company in developing, studying and evaluating capital-raising and proposals to expand the Company's business, including through mergers and acquisitions. The agreement is for a six-month term that automatically renews for additional terms unless terminated by the Company or Mr. Haft at least 15 days prior to the end of the then-current term. As compensation for his services under the agreement, the Company granted to Mr. Haft five-year options to purchase 66,000 shares of the Company's Common Stock at a price of $2.00 per share. The options vest as follows: 5,000 upon execution of the consulting agreement, 5,000 at the end of the initial six-month term, and 14,000 at the end of every six-month period thereafter until all of the options are vested and exercisable. Any unvested options will be cancelled if the consulting agreement is terminated by either party.

         During 1998, the Board of Directors established Audit and Compensation Committees. Mr. Bittel chairs the Audit Committee and its other members are Messrs. Haft and Wiley. Mr. Haft chairs the Compensation Committee and its other members are Messrs. Bittel and Douglas.

ITEM 10.  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth information with respect to the total compensation earned by, or paid to, the Company's Chief Executive Officer, Chief Financial Officer and Vice President (the "Named Executive Officers"), for services rendered to the Company during 1998 and 1997. No other executive officer of the Company earned total salary and bonus in excess of $100,000 during the fiscal year ended December 27, 1998 and December 31, 1997.

                                                                                                      Long-Term
                                                    Annual Compensation                          Compensation Awards
                               --------------------------------------------------------------    ---------------------
                                                                               Other Annual       Shares Underlying
Name and Principal Position     Year         Salary($)         Bonus($)        Compensation            Options
---------------------------  ----------    -------------      ------------    ---------------    ---------------------
Marc Douglas                   1998           346,060          88,646            111,132(1)                    --
Chief Executive Officer        1997           314,050          75,627            101,491(1)

Ileen Little                   1998           139,600              --                 (2)                      --
Vice President and             1997           129,000              --                 (2)                 177,000
  Secretary

Stephen L. Wiley               1998           137,500              --                 (2)                  33,750
Chief Financial Officer


------------------------

(1) Includes advances amortized into operations as compensation, personal use of Company car, life insurance payments and payments in lieu of vacation time.

(2) Perquisites and other personal benefits paid to the Named Executive Officers for the periods indicated did not exceed 10% of the total of annual salary and bonus reported.

         EXECUTIVE EMPLOYMENT AGREEMENTS. Effective as of June 1, 1996, the Company entered into an employment agreement with Marc Douglas, its Chief Executive Officer and President, for a term of 60 months. At the end of each 12-month period of the term of the employment agreement, the term will automatically be extended for one additional 12-month period unless the Company or Mr. Douglas gives written notice to the other party at least 90 days prior to the end of each 12-month period of the intent not to renew. The employment agreement provides for a base salary of $286,000 (subject to 10% annual automatic cost-of living increases), an annual bonus in an amount equal to 1% of the Company's annual gross revenues subsequent to the date of the agreement, and an automobile allowance of $1,500 per month. The employment agreement generally provides that Mr. Douglas will continue to receive his salary until the expiration of the term of the employment agreement if terminated by the Company for any reason other than death, disability or cause (as defined in the employment agreement), or for a period of 12 months after termination of the employment agreement as a result of his disability, and that Mr. Douglas' estate will receive a lump sum payment equal to one year's salary plus a pro rata portion of any bonus to which he is entitled upon termination of the employment agreement by reason of his death. The employment agreement also prohibits Mr. Douglas from directly or indirectly competing with the Company for one year after termination of his employment agreement for any reason other than the Company's termination of his employment without cause. If a change of control (as defined in the employment agreement) occurs, the employment agreement provides for the continued employment of Mr. Douglas until the later of three years following the change of control or the then-scheduled expiration date of the term of employment. The term "change of control," as defined in the employment agreement, generally means (i) any person's or group's acquisition of 20% or more of the combined voting power of the Company's outstanding securities, or (ii) in the event of any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, the persons who were directors of the Company prior to such transaction cease to constitute a majority of the Board of Directors following the transaction. In addition, following a change of control, if Mr. Douglas' employment is terminated by the Company other than for cause or by reason of his death or disability, or for certain specified reasons (such as a representation or diminution of duties), Mr. Douglas will receive a lump sum cash payment equal to the greater of three times the aggregate compensation paid to him during the preceding year or the remaining salary, plus any applicable bonus, payable to him for the remaining term of the agreement.

         In June 1997, the Company entered into an employment agreement with Stephen L. Wiley, its Chief Financial Officer, for a term of 30 months. The employment agreement provides for a base salary of $100,000, increasing to $137,500 on January 1, 1998. The agreement also provides a leased automobile not to exceed $8,000 plus reimbursement for certain automobile related expenses and an annual health insurance allowance of $4,800. The agreement provided for the grant of options to acquire an aggregate of 25,000 shares of the Company's Common Stock under the 1996 Stock Option Plan, as amended (the "1996 Plan"), at an exercise price of $3.125 per share. The options vest as follows: options to acquire 10,000 shares of Common Stock vested on January 1, 1998; options to acquire 10,000 shares of Common Stock shall vest on January 1, 1999; and options to acquire 5,000 shares of Common Stock shall vest on June 30, 1999, subject to meeting certain performance requirements. Upon termination of the employment agreement by the Company other than for cause (as defined in the agreement), the agreement provides for a severance payment equal to three months' salary at the monthly rate in effect at the time.

         Effective May 1, 1998, the Company entered into an employment agreement with Ray Bryce, its Senior Vice President - Merchandise, for a term of four years. The employment agreement provides for a base salary of $100,000. The agreement also provides for a leased automobile plus reimbursement of health insurance for himself and his family. The agreement provided for the grant of options to acquire an aggregate of 25,000 shares of the Company's Common Stock under the Company's 1996 Plan, at an exercise price of $2.00 per share. The options vest as follows: with respect to 25% of the options, at any time after one year from the date of the agreement; with respect to an additional 25% of the options, at any time after two years from the date of the agreement; with respect to an additional 25% of the options, at any time after three years from the date of the agreement; with respect to the remaining 25% of the options, at any time after four years from the date of the agreement. Upon termination of the employment agreement other than for cause (as defined in the agreement), death or disability, Mr. Bryce will be entitled to receive a severance payment equal to one year's total compensation.

         OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 27, 1998.

                                                      Option Grants in Last Fiscal Year
                            --------------------------------------------------------------------------------------
                                  Number of
                                    Shares                 % of Total
                                  Underlying            Options Granted          Exercise or
                                   Options              to Employees in          Base Price         Expiration
Name                              Granted(#)              Fiscal Year             ($/Share)            Year
----                              ----------              -----------             ---------            ----
Mark Douglas                       350,000                    55.4%                 $1.250             2008

Ileen Little                        30,000                     4.8%                 $1.991             2008

Stephen L. Wiley                    12,500                     2.0%                 $1.250             2008

Jay M. Haft                         96,000                    15.2%                 $2.034             2008

Stephen H. Bittel                   30,000                     4.8%                 $2.123             2008

Ray Bryce                           25,000                     4.0%                 $2.000             2008

         STOCK OPTIONS HELD AT YEAR END. The following table indicates the total number and value of exercisable and unexercisable stock options held by the Company's Named Executive Officers as of December 27, 1998. No options were exercised by the Named Executive Officers during 1998.

                                                                                    Value of Unexercised
                                         Number of Unexercised                       in-the-Money Option
                                       Options at Fiscal Year End                   at Fiscal Year End(1)
                                -----------------------------------------     -------------------------------
Name                            Exercisable           Unexercisable         Exercisable       Unexercisable
----                            -----------           -------------         -----------       -------------

Marc Douglas                       250,000(2)            800,000(2)                --                   --

Ileen Little                       160,000                 20,000                  --                   --

Stephen L. Wiley                    10,000                 27,500                  --                   --

Ray Bryce                               --                 25,000                  --                   --


------------------------------

(1)      Based on a closing price on December 27, 1998 of $1.250 per share.

(2) Includes the 700,000 options granted to Marc Douglas in 1996 under the Company's 1996 Plan. Of the total amount granted, 125,000 of these options vested upon the opening of the Company's first thrift store following the Company IPO and 125,000 will vest when that thrift store operates profitably for one year. Similarly, 125,000 and 100,000 of such options will vest upon the opening of each of the next two thrift stores or other businesses, respectively, and 125,000 and 100,000 will vest when those two thrift stores or related businesses, respectively, operate profitably for one year. Subject to this vesting, the options were exercisable commencing June 11, 1997. Also includes 350,000 options granted in 1998 which vest as follows: 30% of the shares will vest if the Company's 1999 total sales exceeds $10 million; 30% of the shares will vest if the Company's 1999 total store expenses as a percentage of total sales is 47.5% or less; and 40% of the shares will vest if the Company's 1999 consolidated pre-tax profit is $150,000 or greater, as reflected in the Company's 1999 Annual Report on Form 10-KSB.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Prior to 1998, the full Board of Directors determined the compensation for the Company's executive officers. In 1998, the Board established a Compensation Committee, which sets the compensation for the Company's executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 18, 1999, regarding the Company's Common Stock owned of record or beneficially by
(i) each shareholder who is known by the Company to beneficially own more than of 5% of the outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group. Each shareholder listed below has sole voting and investment power.

                                                Amount
                                                  and
                                               Nature of
                                              Beneficial
                                               Ownership            Percent of Common          Percent of Total
Name and Address                            of Common Stock         Beneficially Owned          Voting Power(1)
----------------                            ---------------         ------------------          ---------------
Marc Douglas                                1,400,000(2)(3)                48.6%                    72.5%
3141 W. Hallandale Beach Blvd.
Hallandale, Florida 33009

Ileen Little                                   20,000(4)                    0.7%                     0.4%
3141 W. Hallandale Beach Blvd.
Hallandale, Florida 33009

Stephen L. Wiley                               20,000(4)                    0.7%                     0.4%
3141 W. Hallandale Beach Blvd.
Hallandale, Florida  33009

Stephen H. Bittel                              13,900(4)                    0.5%                     0.3%
3141 W. Hallandale Beach Blvd.
Hallandale, Florida  33009

Jay M. Haft                                    37,900(4)                    1.3%                     0.7%
3141 W. Hallandale Beach Blvd.
Hallandale, Florida  33009

Ray Bryce                                       6,250                       0.2%                     0.1%
3141 W. Hallandale Beach Blvd.
Hallandale, Florida  33009

1997 Ileen Little                             150,000                       5.2%                     3.2%
Irrevocable Family Trust
c/o Barry Nelson, Esq., Trustee
19495 Biscayne Boulevard
Aventura, Florida  33180

All directors and executive                 1,648,050(2)(3)(4)             58.0%                    78.3%
  officers as a group (six
  persons)


------------------------------

(1) The Common Stock votes together with the Series A Preferred Stock on all matters, except as otherwise legally required. The Series A Preferred Stock entitles the holder to 10 votes per share and the Common Stock entitles the holder to one vote per share. Mr. Douglas holds 250,000 shares of Series A Preferred Stock, which are reflected in Mr. Douglas' percentage of total voting power.

(2) Does not include 150,000 shares of Common Stock held by the 1997 Ileen Little Irrevocable Family Trust (the "Trust") of which Mr. Douglas is the beneficiary. Mr. Douglas does not exercise voting or dispositive control of the shares held by the Trust. Of Mr. Douglas' total shares, 6,000 shares are held of record by Douglas Family Holdings, Inc. ("Douglas Holdings"), a corporation of which Mr. Douglas is the sole shareholder, and 400,000 shares are held of record by Douglas Family Limited Partnership, of which Douglas Holdings is the general partner.

(3)      Includes 350,000 shares underlying options exercisable within 60 days.

(4)      Includes shares underlying options exercisable within 60 days.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         LOANS TO/FROM MARC DOUGLAS

         The Company previously advanced Mr. Douglas monies on an interest-free basis, the amount of which totaled $63,156 as of December 27, 1998. Mr. Douglas and the Company have agreed that the advances to Mr. Douglas will be amortized into operations as compensation of $5,263 per month through December 1999.

         Effective January 4, 1998, the Board of Directors approved an agreement providing for prepayment of up to $130,000 of 1998 salary and bonus of the Company's President with interest to be paid monthly at an annual rate of 8.5%. As of December 27, 1998, the prepaid salary and bonus was $15,266.

         Effective January 1, 1999, the Board of Directors approved a new agreement providing for the prepayment of up to $155,266 of future bonuses of the Company's President with interest to be paid monthly at an annual rate of 8.0% payable by December 31, 2000. The outstanding prepaid salary and bonus from 1998 was incorporated into the new agreement.

         CONSULTING AGREEMENTS

         The Company is a party to a consulting agreement with a former shareholder of one of the affiliated companies. Under this agreement, which expires in 1999, the consultant is responsible for all facets of day-to-day operations and is required to spend such time and attention as deemed necessary in order to accomplish the objectives of the Company, with a minimum of 10 hours per week. This agreement, as amended in 1997, provides for a monthly consulting feel of $2,400.

         See "Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act" for a description of the consulting agreement between the Company and Jay M. Haft, a director of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

     Exhibit No.        Description of Exhibit
     -----------        ----------------------
         3.1            Amended and Restated Articles of Incorporation of the Company(1)
         3.2            Amended and Restated Bylaws of the Company(1)
         4.1            Statement of Designation of Series A Preferred Stock(1)
         4.3            Form of Common Stock Certificate(1)
         4.6            Form of Warrant Agent Agreement with attached Form of Warrant(1)
         10.1           Employment Agreement with Marc Douglas*(1)
         10.2           1996 Stock Option Plan, as amended*(2)
         10.3           Purchase Commitment Agreement dated December 21, 1995 between the Company and All Around
                        Recycling(1)
         10.4           Agreement to Purchase Salvageable Property between Hallandale Thrift, Inc., d/b/a the Jewish
                        Bargain Thrift Shop, and Temple in the Pines, d/b/a Beth Ahm Israel, as amended(1)
         10.5           Agreement to Solicit Salvageable Property between Hallandale Thrift Management, Inc. and Temple in the Pines, d/b/a Beth Ahm Israel, as amended(1)
         10.6           Agreement to Purchase Salvageable Property between Thrift Shops of South Broward, Inc. d/b/a
                        Community Thrift Shop, Thrift Shops of West Dade, Inc. and Missing Children Awareness
                        Foundation, Inc., as amended(1)
         10.7           Agreement to Solicit Salvageable Property between the Company and Missing Children Awareness
                        Foundation, Inc., as amended(1)
         10.8           Consulting agreement dated January 1, 1998 between the Company and Jay M. Haft(4)
         10.9           Employment agreement with Stephen L. Wiley(5)
        10.10           Executive Employment Agreement between the Company and Ray Bryce dated May 1, 1998(6)
        10.11           Promissory Note dated May 8, 1998 from Marc Douglas, as maker, to the Company(6)
        10.12           Agreement to Solicit Property between Hallandale Thrift Management, Inc. and Samuel M. and Helen
                        Soref Jewish Community Center, Inc. dated April 8, 1998(2)
        10.13           Agreement to Purchase Property between Thrift Shops of North Lauderdale, Inc. and Samuel M. and
                        Helen Soref Jewish Community Center, Inc. dated April 8, 1998(2)
         21.1           Subsidiaries of the Registrant(2)
         27.1           Financial Data Schedule (SEC use only)(3)

-----------------------

*Management compensation plan or arrangement

(1) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form SB-2 (File No. 333-5190-A).
(2) Incorporated by reference from the exhibit filed with the Company's Post-Effective Amendment No. 2 to Form SB-2.
(3)  Filed herewith.
(4) Incorporated by reference from the exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.
(5) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.
(6) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended March 29, 1998.




         (b) The Company did not file any Reports on Form 8-K during the fourth quarter of the year ended December 27, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THRIFT MANAGEMENT, INC.

Date:  March 29, 1999                   By: /s/ Marc Douglas
                                            ------------------------------------
                                            Marc Douglas, President and
                                            Chief Executive Officer

              In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  March 29, 1999                  By: /s/ Marc Douglas
                                            ------------------------------------
                                            Marc Douglas, President and Chief
                                            Executive Officer and Chairman of
                                            the Board of Directors (Principal
                                            executive officer)

Dated:  March 29, 1999                  By: /s/ Stephen L. Wiley
                                            ------------------------------------
                                            Stephen L. Wiley, Chief Financial
                                            Officer and Director (Principal
                                            financial and accounting officer)

Dated:  March 29, 1999                  By: /s/ Ileen Little
                                            ------------------------------------
                                            Ileen Little, Vice President,
                                            Secretary and Director

Dated:  March 29, 1999                  By: /s/ Jay M. Haft
                                            ------------------------------------
                                            Jay M. Haft, Director

Dated:  March __, 1999                  By:
                                            ------------------------------------
                                            Stephen H. Bittel, Director