Form 10QSB
period 1999-03-28
THRIFT MANAGEMENT INC
filed 1999-05-12
CIK 1016611

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended MARCH 28, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________ to ___________________

      Commission File No. 333-5190-A


                             THRIFT MANAGEMENT, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



          FLORIDA                                            65-0309540
------------------------------                        ------------------------
State or Other Jurisdiction of                        I.R.S. Employer I.D. No.
Incorporation or Organization


3141 W. Hallandale Beach Boulevard
Hallandale, Florida  33009
----------------------------------------
(Address of Principal Executive Offices)

Issuer's telephone number, including area code:     954-985-8430
                                                 ------------------

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          YES  [X]         NO  [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practical date: At May 10, 1999, there were outstanding 2,185,700 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format:       YES  [ ]        NO  [X]

                             THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB


                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of March 28, 1999 (unaudited) ........................       3

Consolidated Statements of Operations for the Three Months ended March 28, 1999
and March 29, 1998 (unaudited) .....................................................       4

Consolidated Statements of Cash Flows for the Three Months ended March 28, 1999
and March 29, 1998 (unaudited) .....................................................       5

Notes to Consolidated Financial Statements (unaudited) .............................      6-7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ..................................................      8-9

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...........................................      10

Signatures .........................................................................      11



                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                              March 28, 1999
                                                              --------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                  $   637,684
     Merchandise inventories                                        472,991
     Prepaid expenses                                               162,736
     Refundable income taxes                                        110,351
     Advances to stockholder                                         47,367
                                                                -----------
          TOTAL CURRENT ASSETS                                    1,431,129

EQUIPMENT, FIXTURES AND IMPROVEMENTS, net                           959,448

DEFERRED TAX ASSETS                                                 349,573

OTHER ASSETS                                                        105,695
                                                                -----------
          TOTAL ASSETS                                          $ 2,845,845
                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               268,662
     Accrued expenses                                               295,801
                                                                -----------

          TOTAL LIABILITIES                                         564,463

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock: $.01 par value, authorized 1,500,000
          shares, issued and outstanding 250,000 shares               2,500
     Common stock: $.01 par value, authorized 15,000,000
          shares, issued and outstanding 2,185,700 shares            21,857
     Additional paid-in capital                                   3,044,553
     Accumulated deficit                                           (787,528)
                                                                -----------
          TOTAL STOCKHOLDERS' EQUITY                              2,281,382
                                                                -----------
          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                             $ 2,845,845
                                                                ===========



See accompanying notes to consolidated financial statements.

                THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended
                                                --------------------------------
                                                March 28, 1999     March 29,1998
                                                --------------     -------------
Net sales                                         $ 2,536,624       $ 2,250,473

Cost of goods sold                                  1,566,129         1,240,550
                                                  -----------       -----------

GROSS PROFIT                                          970,495         1,009,923

Selling, general and administrative
     expenses                                       1,052,830           876,832
Officer's bonus incentive                              25,858            22,501
                                                  -----------       -----------

          TOTAL OPERATING EXPENSES                  1,078,688           899,333
                                                  -----------       -----------

          (LOSS) INCOME FROM OPERATIONS              (108,193)          110,590

Interest expense                                           --               236
Interest income                                        (6,957)          (31,233)
                                                  -----------       -----------
          (LOSS) INCOME BEFORE INCOME
               TAX (BENEFIT) EXPENSE                 (101,236)          141,587

Income tax (benefit) expense                          (38,095)           53,584
                                                  -----------       -----------
          NET (LOSS) INCOME                       $   (63,141)      $    88,003
                                                  ===========       ===========


 (Loss) Earnings per share:
      Basic:
           Net (loss) income                      $     (0.03)      $      0.04
                                                  ===========       ===========
      Diluted:
           Net (loss) income                      $     (0.03)      $      0.04
                                                  ===========       ===========

 Weighted average number of shares:
      Basic                                         2,185,700         2,145,000
                                                  ===========       ===========

      Diluted                                       2,185,700         2,193,000
                                                  ===========       ===========




 See accompanying notes to consolidated financial statements.

                THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        Three Months Ending
                                                                                 -----------------------------
                                                                                  March 28,         March 29,
                                                                                     1999              1998
                                                                                 -----------       -----------
Cash flows from operating activities:
     Net (loss) Income                                                           $   (63,141)      $    88,003
     Adjustments to reconcile net (loss) income to
          net cash provided by operating activities:
               Depreciation and amortization                                          41,097            24,298
               Loss on sale of equipment                                                  --             3,505
               Deferred income tax (benefit)                                         (38,095)               --

       Changes in current assets and liabilities
               (Increase) in merchandise inventories                                 (45,813)           (6,287)
               Decrease(Increase) in prepaid expenses and other assets                79,534          (128,090)
               (Decrease) Increase in accounts payable                               (73,316)          107,638
               Increase in accrued expenses                                          101,952            15,766
               Increase in accrued income taxes                                          178             3,584
                                                                                 -----------       -----------

                    Total adjustments                                                 65,537            20,414
                                                                                 -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                              2,396           108,417
                                                                                 -----------       -----------

Cash flows from investing activities:
     Purchase of property and equipment                                             (120,962)          (60,347)
                                                                                 -----------       -----------

NET CASH (USED IN) INVESTING ACTIVITIES                                             (120,962)          (60,347)
                                                                                 -----------       -----------

Cash flows from financing activities:
     Advances to stockholder, net                                                     15,789            15,789
     Warrants Exercised                                                               16,050
     Warrants Redeemed                                                              (148,930)
     Principal payments on notes payable                                                  --            (1,221)
                                                                                 -----------       -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                 (117,091)           14,568
                                                                                 -----------       -----------

                NET (DECREASE) INCREASE IN CASH                                     (235,657)           62,638

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                        873,341         2,202,540
                                                                                 -----------       -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                          $   637,684       $ 2,265,178
                                                                                 ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

          Cash paid during the period for:
               Interest                                                          $        --       $       236
                                                                                 ===========       ===========
               Income taxes                                                      $        --       $    50,000
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

     The results of operations for the three months ended March 28, 1999 are not necessarily indicative of the results to be expected for the full year.

     These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the year ended December 27, 1998 of Thrift Management, Inc. (the "Company").

(2)  ORGANIZATION

     The consolidated financial statements at March 28, 1999 and March 29, 1998 include the accounts of the Company, Hallandale Thrift Management, Inc. ("HTMI"), Thrift Shops of South Broward, Inc. ("TSSB"), Thrift Shops of West Dade, Inc. ("TSWD"), Hallandale Thrift, Inc. ("HTI"), North Broward Consignment, Inc. ("NBCI"), Thrift Shops of North Lauderdale, Inc. ("TSNL"), Thrift Retail, Inc. ("TRI"), Thrift Management Canada, Inc. ("TMCI"), Thrift Export, Inc., ("TEI"), and Thrift Holdings, Inc. ("THI"), (HTMI, TSSB, TSWD ,HTI, NBCI, TSNL, TRI, TMCI, TEI AND THI are collectively referred to herein as the "Subsidiaries"). All entities, except TSNL, TRI, TMCI, TEI and THI (which were incorporated in March 1997, January 1998, June 1998, July 1998, and July 1998 respectively), were wholly owned by a common stockholder until May 31, 1996. As of May 31, 1996, HTMI, TSSB, TSWD, HTI, and NBCI became wholly owned subsidiaries of the Company pursuant to a reorganization plan. Accordingly, as of March 28, 1999 and March 29, 1998 and for the periods then ended, the Company has presented consolidated financial statements. All significant intercompany accounts and transactions have been eliminated for financial statement presentation purposes.

(3)  STOCKHOLDERS' EQUITY

     In December 1996, the Company consummated its initial public offering in which it sold 615,000 units at a price of $5.75 per unit. Each unit consisted of one share of common stock (the "Common Stock") and one warrant to purchase one share of Common Stock for $5.00 per share.

     During December 1998, the Company reduced the exercise price on its 1,500,000 redeemable warrants from $5.00 to $1.50 per warrant. A total of 10,700 warrants were exercised at $1.50 per share and the remaining warrants were redeemed by the Company for the redemption price of $.10 per warrant.

     On June 17, 1997 and June 15, 1998, the Company issued 30,000 shares of its restricted Common Stock to a business consultant in payment for services rendered to the Company. Such restricted Common Stock was valued at $33,500 and $30,374, respectively.

(4)  CHANGE IN ACCOUNTING PERIODS

     In 1998, the Company adopted a 52/53 week retail reporting calendar, whereby all accounting periods end on a Sunday.

(5)  CASH AND CASH EQUIVALENTS

     At March 28, 1999, the Company had cash and investments in various bank money market accounts and non-operating accounts with an aggregate value of $637,684.

(6)  STOCK OPTION PLAN

     In 1999, the Company granted a total of 14,000 stock options to its Directors under the Company's 1996 Stock Option Plan at an exercise price equal to the fair market value of the Common Stock at the date of the grant. These options generally vest over the next four years and expire not later than 2009.

(7)  COMMITMENTS

     In April 1998, the Company entered into a five-year lease for a new store location in Pompano Beach in Broward County, Florida. The lease provides for minimum monthly rental payments of approximately $4,000 and contains two renewal options for five years under substantially the same terms and conditions.

     In October 1998, the Company entered into a five year lease for a new store location in Orlando in Orange County, Florida. The lease provides for minimum monthly rental payments of approximately $8,550 and contains two renewal options for five years under substantially the same terms and conditions.

     As part of the Company's program of operating manned donation trailers as a new source of donated merchandise, the Company has entered into monthly rental agreements to rent space in parking lots of shopping centers. In the first quarter of 1999, the Company entered into ten monthly agreements with monthly rental payments totaling approximately $2,000.

     In January 1999, the Company's Board of Directors approved the prepayment of up to $155,266 of future bonuses of the Company's President, subject to the agreement of the President to pay interest on the amount prepaid at the annual rate of 8.0% and to repay any balance remaining by December 31, 2000. Prepaid expenses as of March 28, 1999 include $104,408 in prepaid bonus payments to the Company's President.

                             THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations of Thrift Management, Inc. and Subsidiaries (collectively, the "Company") and its liquidity and capital resources. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements which involve risks and uncertainties. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, dependence on sources of inventories, dependence on the resale market for unsold goods, dependence on charitable donations and a limited number of charities, reliance on management, changes in trends in buyer preferences, competition with other retail sources, general economic conditions and seasonality of the population in the Company's marker areas. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto of the Company included elsewhere herein.

GENERAL

The Company was organized in July 1991 for the purpose of managing the operation of retail thrift stores that offer new and used articles of clothing, furniture, miscellaneous household items and antiques. HTMI is registered with the State of Florida as a professional solicitor. The Company obtains its merchandise primarily from two sources: (i) purchase contracts with charitable organizations; and (ii) various independent contract collectors from whom the Company purchases merchandise in bulk.

Items from the stores that remain unsold are sold in bulk to exporters, which ship the items to countries throughout the Caribbean, Central and South America, and Eastern Europe. Through its subsidiaries, the Company currently operates seven retail stores. HTMI is responsible for the solicitation of donations on behalf of the charities through direct mailings, newspaper advertising and telemarketing. HTMI is, in addition, responsible for the pickup of the donated merchandise throughout the communities surrounding the Company's stores.

In January 1998, the Company adopted a 52/53 week retail reporting calendar, whereby all accounting periods end on a Sunday.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 28, 1999 AND MARCH 29, 1998.

Revenues for the first quarter ended March 28, 1999 and March 29, 1998 totaled $2,536,624 and $2,250,473, respectively. Sales increased $286,151 or 12.7%, for the 1999 quarter as compared to the 1998 quarter. The sales increase resulted primarily from the opening of the Company's sixth store in Pompano Beach, Florida in August 1998 and a seventh store in Orlando, Florida in February 1999. The retail same-store sales for the quarter increased 4.2%, but rag sales for the quarter decreased 34.7% resulting in an increase in total same store sales of only 1.1% for the quarter. The Company's adoption of a 52/53 week reporting calendar resulted in the first quarter of 1999 having three days more than the first quarter of 1998.

Economic and political conditions in the overseas markets that purchase rags have caused the export market for rags to remain relatively weak, although it has somewhat improved since the end of 1998. As a result, the Company sold rags in the first quarter for approximately $0.09 per pound as compared to approximately $0.14 per pound in the first quarter of 1998. This 35.7% decline in the market price for rags represented a 3.1% unfavorable variance in total sales and a 2.9% unfavorable variance in same store sales compared to the first quarter of the prior year. Although the average rag prices were $0.09 per pound in this quarter and the last quarter of 1998, up from $0.08 per pound in the third quarter of 1998, the Company believes that economic and political conditions in the overseas markets that purchase rags will result in a continued relatively weak export market for rags.

The Company's gross profit for the first quarter of 1999 decreased $39,428 or 3.9%, to $970,495 from $1,009,923 for the first quarter of 1998. This decrease in gross profit dollars and the gross profit margin from 44.9% in the first quarter of 1998 to 38.3% in the first quarter of 1999 is attributable to the significant increase in the cost of goods sold. This increase was due primarily to the increasing cost of expanding the Company's solicitation efforts with the addition of attended donation trailers and a phone solicitation operation combined with the relatively weak export market for rags. The expansion of the Company's solicitation effort is beginning to show results as the Company reduced its merchandise purchased from independent contract collectors by 15.6% in the first quarter of 1999 as compared to the first quarter of 1998.

Cost of goods sold, as a percentage of sales, increased 6.6% points to 61.7% for the first quarter of 1999 as compared to 55.1% for the first quarter of 1998.

The Company is continuing to accelerate its efforts to reduce its dependence on purchased merchandise by continuing to develop its network of attended donation trailers and by continuing to develop its phone solicitation division to increase the Company's sources of donated merchandise.

Operating expenses for the first quarter of 1999 increased $179,355 or 19.9%, to $1,078,688 from $899,333 for the first quarter of 1998. This increase is due primarily to the $46,259 increase in operating expenses related to the Company's sixth store in Pompano Beach, Florida, which opened in August 1998, and the $78,792 operating expenses related to the Company's seventh store in Orlando, Florida, which opened in February 1999. The $54,304 balance of the increase was primarily due to higher corporate payroll related to the additional management personnel added in the second half of 1998.

Although the Company had a $101,236 loss before income tax benefit for the first quarter of 1999, the Company had a $57,772 income before income tax expense for the month of March 1999. There can be no assurances, however, that this trend will continue.

LIQUIDITY AND CAPITAL RESOURCES

At March 28, 1999, the Company had working capital of $866,666, as compared to working capital of $2,424,180 at March 29, 1998.

Cash and cash equivalents at March 29, 1999 totaled $637,684, a decrease of $235,657, as compared to $873,341 at December 27, 1998. Net cash provided by operating activities totaled $2,396 for the three months ended March 28, 1999, as compared to $108,417 provided by operating activities for the three months ending March 29, 1998. The cash used in the purchase of property and equipment was $120,962 and the cash used in financing activities totaled $117,091, which was primarily for the redemption of common stock warrants. The Company believes that its current capital resources, together with the expected cash flow from its operations, will be sufficient to meet its anticipated working capital requirements through 1999. There can be no assurances, however, that such will be the case.

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

YEAR 2000

The Company, using an outside consultant, believes that it has completed all of the computer software upgrades for the year 2000 as instructed by the various software vendors used by the Company. All computer hardware has been tested for the year 2000. The Company currently believes its systems are year 2000 compliant, and does not believe this issue will have a significant effect on its results of operations.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

      EXHIBIT NUMBER                         DESCRIPTION
      --------------                         -----------

          10.1                1996 Stock Option Plan, as amended

          10.2 Promissory Note dated January 1, 1999, from Marc Douglas, as maker, to the Company

          11                  Statement re: computation of per share earnings

          27                  Financial Data Schedule (for SEC use only)



        (b)  Reports on Form 8-K:

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

Date:  May 11, 1999

                                    /s/ Stephen L. Wiley
                                    -------------------------------------------
                                    Stephen L. Wiley, Chief Financial
                                    Officer (Principal Financial Officer)

                               Index to Exhibits


      EXHIBIT NUMBER                         DESCRIPTION
      --------------                         -----------

          10.1                1996 Stock Option Plan, as amended

          10.2 Promissory Note dated January 1, 1999, from Marc Douglas, as maker, to the Company

          11                  Statement re: computation of per share earnings

          27                  Financial Data Schedule (for SEC use only)