Form 10QSB
period 1999-06-27
THRIFT MANAGEMENT INC
filed 1999-08-11
CIK 1016611

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JUNE 27, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________________  to ________________________

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


                       3141 W. Hallandale Beach Boulevard
                            Hallandale, Florida 33009
--------------------------------------------------------------------------------
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

          YES [X]  NO [ ]

         State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practical date: At August 10, 1999, there were outstanding 2,200,710 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format:     YES [ ] / NO [X]

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----


PART I.  FINANCIAL INFORMATION .......................................................................       2

Item 1.  Financial Statements ........................................................................       2

Consolidated Balance Sheet as of June 27, 1999 (unaudited) ...........................................       2

Consolidated Statements of Operations for the Three Months and Six Months ended June 27, 1999 and
         June 28, 1998 (unaudited) ...................................................................       3

Consolidated Statements of Cash Flows for the Six Months ended June 27, 1999 and June 28, 1998
         (unaudited) .................................................................................       4

Notes to Consolidated Financial Statements (unaudited) ...............................................       5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .......       7

PART II  OTHER INFORMATION ...........................................................................      11

Item 2.  Changes in Securities .......................................................................      11

Item 5.  Other Information ...........................................................................      11

Item 6.  Exhibits and Reports on Form 8-K ............................................................      11

SIGNATURE ............................................................................................      12



PART I   FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                               June 27, 1999
                                                               -------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                  $   422,406
     Merchandise inventories                                        472,991
     Prepaid expenses                                               178,409
     Refundable income taxes                                         67,951
     Advances to stockholder                                         31,578
                                                                -----------
          TOTAL CURRENT ASSETS                                    1,173,335

EQUIPMENT, FIXTURES AND IMPROVEMENTS, net                           943,046

DEFERRED TAX ASSETS                                                 394,867

OTHER ASSETS                                                        102,256
                                                                -----------
          TOTAL ASSETS                                          $ 2,613,504
                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               219,758
     Accrued expenses                                               187,436
                                                                -----------
          TOTAL CURRENT LIABILITIES                                 407,194

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock: $.01 par value, authorized 1,500,000
          shares, issued and outstanding 250,000 shares               2,500
     Common stock: $.01 par value, authorized 15,000,000
          shares, issued and outstanding 2,185,700 shares            21,857
     Additional paid-in capital                                   3,044,554
     Accumulated deficit                                           (862,601)
                                                                -----------
          TOTAL STOCKHOLDERS' EQUITY                              2,206,310
                                                                -----------
          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                             $ 2,613,504
                                                                ===========


See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended                  Six Months Ended
                                        -------------------------------     -------------------------------
                                        June 27, 1999     June 28, 1998     June 27, 1999     June 28, 1998
                                        -------------     -------------     -------------     -------------
Net sales                                $ 2,273,741       $ 2,150,732       $ 4,810,365       $ 4,401,205

Cost of goods sold                         1,439,039         1,379,747         3,005,168         2,620,297
                                         -----------       -----------       -----------       -----------

GROSS PROFIT                                 834,702           770,985         1,805,197         1,780,908

Selling, general and administrative
     expenses                                942,574           962,989         1,995,404         1,839,821
Officer's bonus incentive                     22,702            21,521            48,559            44,022
                                         -----------       -----------       -----------       -----------

          TOTAL OPERATING EXPENSES           965,276           984,510         2,043,963         1,883,843
                                         -----------       -----------       -----------       -----------

          (LOSS) FROM OPERATIONS            (130,574)         (213,525)         (238,766)         (102,935)

Interest expense                                  --                72                --               308
Interest income                              (10,207)          (27,396)          (17,164)          (58,629)
                                         -----------       -----------       -----------       -----------

          (LOSS) BEFORE INCOME
               TAX (BENEFIT)                (120,367)         (186,201)         (221,602)          (44,614)

Income tax (benefit)                         (45,294)          (70,372)          (83,389)          (16,788)
                                         -----------       -----------       -----------       -----------
          NET (LOSS)                     $   (75,073)      $  (115,829)      $  (138,213)      $   (27,826)
                                         ===========       ===========       ===========       ===========

 (Loss)  per share:
      Basic:
           Net (loss)                    $     (0.03)      $     (0.05)      $     (0.06)      $     (0.01)
                                         ===========       ===========       ===========       ===========
      Diluted:
           Net (loss)                    $     (0.03)      $     (0.05)      $     (0.05)      $     (0.01)
                                         ===========       ===========       ===========       ===========

 Weighted average number of shares:
      Basic                                2,185,700         2,155,000         2,185,700         2,150,000
                                         ===========       ===========       ===========       ===========
      Diluted                              2,709,476         2,201,500         2,709,476         2,196,500
                                         ===========       ===========       ===========       ===========




 See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 Six Months Ending
                                                                            ---------------------------
                                                                            June 27,          June 28,
                                                                              1999              1998
                                                                            ---------       -----------

Cash flows from operating activities:
     Net (loss)                                                             $(138,213)      $   (27,826)
     Adjustments to reconcile net (loss) to
          net cash used in operating activities:
               Depreciation and amortization                                   79,539            45,245
               Loss on sale of equipment                                           --             3,505
               Payment of consulting expenses with common stock                                  30,375
               Deferred income tax (benefit)                                  (83,389)          (16,800)

       Changes in current assets and liabilities
               (Increase) in merchandise inventories                          (45,813)          (15,542)
               Decrease (Increase) in prepaid expenses and other assets        63,860          (169,263)
               (Increase) in prepaid income taxes                                               (56,972)
               (Decrease) Increase in accounts payable                       (122,220)           47,824
               Increase in accrued expenses                                    (6,234)           (7,016)
               Decrease in refundable income taxes                             42,400
               Increase in accrued income taxes                                    --           (28,016)
                                                                            ---------       -----------

                    Total adjustments                                         (71,857)         (166,660)
                                                                            ---------       -----------

NET CASH (USED IN) OPERATING ACTIVITIES                                      (210,070)         (194,486)
                                                                            ---------       -----------

Cash flows from investing activities:
     Purchase of property and equipment                                      (139,563)         (157,124)
                                                                            ---------       -----------

NET CASH (USED IN) INVESTING ACTIVITIES                                      (139,563)         (157,124)
                                                                            ---------       -----------

Cash flows from financing activitities:
     Advances to stockholder, net                                              31,578            31,578
     Warrants exercised                                                        16,050                --
     Warrants redeemed                                                       (148,930)               --
     Principal payments on notes payable                                           --            (9,717)
                                                                            ---------       -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (101,302)           21,861
                                                                            ---------       -----------

                NET (DECREASE) IN CASH                                       (450,935)         (329,749)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               873,341         2,202,539
                                                                            ---------       -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                   $ 422,406       $ 1,872,790
                                                                            =========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

          Cash paid during the period for:
               Interest                                                     $      --       $       308
                                                                            =========       ===========
               Income taxes                                                 $      --       $    80,000
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

     The results of operations for the six months ended June 27, 1999 are not necessarily indicative of the results to be expected for the full year.

     These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the year ended December 27, 1998 of Thrift Management, Inc. (the "Company").

(2)  ORGANIZATION

     The consolidated financial statements at June 27, 1999 and June 28, 1998 include the accounts of the Company, Hallandale Thrift Management, Inc. ("HTMI"), Thrift Shops of South Broward, Inc. ("TSSB"), Thrift Shops of West Dade, Inc. ("TSWD"), Hallandale Thrift, Inc. ("HTI"), North Broward Consignment, Inc. ("NBCI"), Thrift Shops of North Lauderdale, Inc. ("TSNL"), Thrift Retail, Inc. ("TRI"), Thrift Management Canada, Inc. ("TMCI"), Thrift Export, Inc. ("TEI"), Thrift Holdings, Inc. ("THI") and e-Collectiables-art.com, Inc. ("ECACI") (HTMI, TSSB, TSWD, HTI, NBCI,
     TSNL, TRI, TMCI, TEI, THI and ECACI are collectively referred to herein as the "Subsidiaries"). All significant intercompany accounts and transactions have been eliminated for financial statement presentation purposes.

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

(5)  CASH AND CASH EQUIVALENTS

     At June 27, 1999, the Company had cash and investments in various bank money market accounts and non-operating accounts with an aggregate value of $355,810.

(6)  STOCK OPTION PLAN

     In 1999, the Company granted a total of 12,000 stock options to its Directors under the Company's 1996 Stock Option Plan at exercise prices equal to the fair market value of the Common Stock at the date of the grant. These options generally vest over the next four years and expire not later than 2009.

     In July 1999, a total of 15,010 stock options were exercised by a former Director of the Company.

(7)  COMMITMENTS

     In April 1998, the Company entered into a five-year lease for a new store location in Pompano Beach in Broward County, Florida. The lease provides for minimum monthly rental payments of approximately $4,000 and contains two renewal options for five years each under substantially the same terms and conditions.

     In October 1998, the Company entered into a five-year lease for a new store location in Orlando in Orange County, Florida. The lease provides for minimum monthly rental payments of approximately $8,550 and contains two renewal options for five years each under substantially the same terms and conditions.

     As part of the Company's program of operating manned donation trailers as an additional new source of donated merchandise, the Company has entered into monthly rental agreements to rent space in parking lots of shopping centers. At the end of the second quarter of 1999, the Company operated twelve manned donation trailers with five operating under monthly agreements with monthly rental payments totaling approximately $1,000.

     In January 1999, the Company's Board of Directors approved the prepayment of up to $155,266 of future bonuses of the Company's President, subject to the agreement of the President to pay interest on the amount prepaid at the annual rate of 8.0% payable by December 31, 2000. Prepaid expenses as of June 27, 1999 include $107,346 in prepaid bonus payments to the Company's President.

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

GENERAL

         The Company was organized in July 1991 for the purpose of managing the operation of retail thrift stores that offer new and used articles of clothing, furniture, miscellaneous household items and antiques. HTMI is registered with the State of Florida as a professional solicitor. The Company obtains its merchandise primarily from two sources: (i) purchase contracts with charitable organizations and (ii) various independent contract collectors from whom the Company purchases merchandise in bulk.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 27, 1999 AND JUNE 28, 1998.

         Revenues for the second quarter ended June 27, 1999 and June 28, 1998 totaled $2,273,741 and $2,150,732, respectively. Sales increased $123,009 or 5.7%, for the 1999 quarter as compared to the 1998 quarter. The sales increase resulted from the opening of the Company's sixth store in Pompano Beach, Florida in August 1998 and the Company's seventh store in Orlando, Florida in February 1999. The retail same-store sales for the quarter decreased 2.3%, as compared to 1998 and rag sales for the quarter decreased 40.2%, as compared to 1998 resulting in a decrease in total same-store sales of 5.5% for the quarter.

         Economic and political conditions in the overseas markets that purchase rags have caused the export market for rags to remain relatively weak, although it has somewhat improved since the end of 1998. As a result, the Company sold rags in the second quarter of 1999 for approximately $0.11 per pound as compared to approximately $0.13 per pound in the second quarter of 1998, both of which were down from $0.20 per pound in 1997. Although the average rag prices were $0.11 per pound in the second quarter of 1999, up from $0.09 in the first quarter of 1999, the Company believes that economic and political conditions in the overseas markets that purchase rags will result in a continued relatively weak export market for rags.

         The Company's gross profit for the second quarter of 1999 increased $63,717 or 8.3%, to $834,702 from $770,985 for the second quarter of 1998. This increase in gross profit dollars and the gross profit margin from 35.8% in the second quarter of 1998 to 36.7% in the second quarter of 1999 is attributable to the decrease in the cost of goods sold. This decrease was due primarily to the expansion of the Company's solicitation efforts, which the Company believes is now showing results as the Company reduced its merchandise purchased from independent contract collectors by 42.4% in the second quarter of 1999 as compared to the second quarter of 1998. Accordingly, cost of goods sold, as a percentage of sales, decreased 0.9 percentage points to 63.3% for the second quarter of 1999 as compared to 64.2% for the second quarter of 1998.

         The Company is continuing its efforts to reduce its dependence on purchased merchandise by continuing to develop its network of attended donation trailers and by continuing to develop its phone solicitation division to increase the Company's sources of donated merchandise. The Company is also adjusting its pricing and promotional strategies, in an effort to maximize its sales and growth profit margin, thereby improving the Company's operating results.

         Operating expenses for the second quarter of 1999 decreased $19,234 or 2.0%, to $965,276 from $984,510 for the second quarter of 1998. The operating expenses increased $49,126 for the Company's sixth store in Pompano Beach, Florida, which opened in August 1998, and $50,912 for the Company's seventh store in Orlando, Florida, which opened in February 1999. However, these new store expenses were offset by a $96,838 reduction in the corporate overhead and by a $22,434 reduction in the other five stores' operating expenses. The Company is also actively working to control and to further reduce its operating expenses to improve its operating results.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 27, 1999 AND JUNE 28,
1998.

         Revenues for the six months ended June 27, 1999 and June 28, 1998 totaled $4,810,365 and $4,401,205, respectively. Sales increased $409,160 or 9.3% for the 1999 six month period as compared to the 1998 six month period. The sales increase resulted from the opening of the Company's sixth store in Pompano Beach, Florida in August 1998 and the Company's seventh store in Orlando, Florida in February 1999. The retail same-store sales for the six months increased 1.0%, as compared to 1998 and rag sales for the six months decreased 37.4%, as compared to 1998 resulting in a decrease in total same-store sales of 2.1% for the six months as compared to 1998.

         Economic and political conditions in the overseas markets that purchase rags have caused the export market for rags to remain relatively weak, although it has somewhat improved since the end of 1998. As a result, the Company sold rags in the first six months of 1999 for approximately $0.10 per pound as compared to approximately $0.13 per pound in the first six months of 1998. Although the average rag prices were $.11 per pound in the second quarter of 1999, up from $.09 in the first quarter of 1999, the Company believes that economic and political conditions in the overseas markets that purchase rags will result in a continued relatively weak export market for rags.

         The Company's gross profit for the first six months of 1999 increased $24,289 or 1.4%, to $1,805,197 from $1,780,908 for the first six months of 1998.
The decline in the gross profit margin from 40.5% in the first six months of 1998 to 37.5% in the first six months of 1999 is attributable to the increase in the cost of goods sold. This increase was due primarily to the expansion of the Company's solicitation efforts, which the Company now believes is showing results as the Company reduced its merchandise purchased from independent contract collectors by 42.4% in the second quarter of 1999 as compared to the second quarter of 1998 and 31.2% in the first six months of 1999 as compared to the first six months of 1998. Although cost of goods sold, as a percentage of sales, increased 3.0 percentage points to 62.5% for the first six months of 1999 as compared to 59.5% for the first six months of 1998, cost of goods sold, as a percentage of sales, decreased as described above in the section "Results of Operations for the three months ended June 27, 1999 and June 28, 1998."

         The Company is continuing its efforts to reduce its dependence on purchased merchandise by continuing to develop its network of attended donation trailers and by continuing to develop its phone solicitation division to increase the Company's sources of donated merchandise. The Company is also adjusting its pricing and promotional strategies, in an effort to maximize its sales and growth profit margin, thereby improving the Company's operating results.

         Operating expenses for the first six months of 1999 increased $160,120 or 8.5%, to $2,043,963 from $1,883,843 for the six months of 1998. The operating expenses increased $95,547 for the Company's sixth store in Pompano Beach, Florida, which opened in August 1998, and $130,488 for the Company's seventh store in Orlando, Florida, which opened in February 1999. However, these new store expenses were offset partially by a $32,989 reduction in the corporate overhead and by a $32,926 reduction in the other five stores' operating expenses. The Company is also actively working to control and to further reduce its operating expenses to improve its operating results.

LIQUIDITY AND CAPITAL RESOURCES

         At June 27, 1999, the Company had working capital of $766,141, as compared to working capital of $2,211,220 at June 28, 1998.

         Cash and cash equivalents at June 27, 1999 totaled $422,406, a decrease of $450,935, as compared to $873,341 at December 27, 1998. Net cash used in operating activities totaled $210,070 for the six months ending June 27, 1999, as compared to $194,486 used in operating activities for the six months ending June 28, 1998. The cash used in the purchase of property and equipment totaled $139,563 and cash used in financing activities totaled $101,302, which was primarily the redemption of common stock warrants. The Company believes that its current capital resources, together with the expected cash flow from its operations, will be sufficient to meet its anticipated working capital requirements through 1999. There can be no assurances, however, that such will be the case.

         The Company is currently seeking sources of additional capital for general corporate purposes as well as the start-up of its new subsidiary, eCollectibles-art.com, Inc. There can be no assurance that the Company will be able to obtain additional capital upon terms acceptable to it or that the amount obtained will be sufficient for the needs of the Company. If the Company is not successful in obtaining additional capital, it could have a material adverse impact on the Company.

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

YEAR 2000

         The Company, using an outside consultant believes that it has completed all of the computer software upgrades for the year 2000 as instructed by the various software vendors used by the Company. All computer hardware has been tested for the year 2000. The Company currently believes it is ready for the year 2000, and does not believe this issue will have a significant effect on its results of operations.

PART II  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

         At the end of the quarter, the Company granted options to purchase an aggregate of 5,000 shares of the Company's common stock to the Company's outside director, pursuant to the Company's 1996 Stock Option Plan. The options are exercisable at an exercise price of $4.625 per share, which was the fair market value of the common stock on the date of grant. The options expire on June 30, 2004. The grant of options was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 5.  OTHER INFORMATION

         On May 27, 1999 the Company formed a new subsidiary, eCollectibles-art.com, Inc., to establish a web site/auction site in the antiques, collectible and art auction market, offering merchandise for sale from the Company's stores and other industry sources through sale and live auction bidding. The Company currently plans to begin operation of selling and auctioning on the internet in the fourth quarter of 1999. The Company is currently seeking sources of capital to fund the development and the start-up of this new subsidiary. There can be no assurance that the Company will be able to obtain additional capital or that the amount obtained will be sufficient. Further, there can also be no assurance that the Company will be able to successfully and profitably expand into this highly competitive business.

         Stephen H. Bittel, A Director of the Company since December 1997, resigned as a Director in May 1999 due to the time constraints as President and Chief Executive Officer of Terranova Corporation and his other business ventures.

         Howard L. Rothchild was elected a Director of the Company in June 1999. Mr. Rothchild is President of JES/Comm, Inc., a marketing consultant, who provides services to the Company. He is also Director of Business Development of Gold Coast Advertising, Inc., a full service advertising agency in Miami, Florida. Mr. Rothchild has over 30 years experience in marketing and advertising. He was a founding Director of the Big Brothers chapter in Pittsburgh, Pennsylvania, and is a Director of Little Acorns, a non-profit family and children programs organization in Miami, Florida. He received his B.S. from University of Vermont, and his M.A. in Advertising from the University of Pittsburgh.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT NUMBER                   DESCRIPTION
              --------------                   -----------
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

Dated:   August 10, 1999