Form 10QSB
period 1999-09-26
THRIFT MANAGEMENT INC
filed 1999-11-12
CIK 1016611

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended   September 26, 1999
                                     ----------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________


      Commission File No. 333-5190-A


                             THRIFT MANAGEMENT, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



          FLORIDA                                            65-0309540
------------------------------                       --------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer I.D. No.)
Incorporation or Organization)



                       3141 W. Hallandale Beach Boulevard
                            Hallandale, Florida 33009
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


Issuer's telephone number, including area code:    954-985-8430
                                                 -----------------


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          YES  [X]        NO  [ ]


State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practical date: At November 8, 1999, there were outstanding 2,211,710 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format:    YES  [ ]      NO  [X]

                             THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES


                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION

                                                                                           Page
                                                                                           ----

Item 1.  Financial Statements

Consolidated Balance Sheet as of September 26, 1999 (unaudited) ......................      3


Consolidated Statements of Operations for the Three Months and the Nine Months ended
September 26, 1999 and September 27, 1998 (unaudited) ................................      4


Consolidated Statements of Cash Flows for the Nine Months ended September 26, 1999
and September 27, 1998 (unaudited) ...................................................      5

Notes to Consolidated Financial Statements (unaudited) ...............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...................................................      8

PART II - OTHER INFORMATION

Item 2.  Changes in Securities .......................................................     12
Item 6.  Exhibits and Reports on Form 8-K ............................................     12

Signatures ...........................................................................     13


                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



                                                            September 26,1999
                                                            -----------------

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                 $   309,173
     Merchandise inventories                                       472,991
     Prepaid expenses                                              147,782
     Refundable income taxes                                        67,951
     Advances to stockholder                                        15,789
                                                               -----------
          TOTAL CURRENT ASSETS                                   1,013,686

EQUIPMENT, FIXTURES AND IMPROVEMENTS, net                          951,727

DEFERRED TAX ASSETS                                                513,263

OTHER ASSETS                                                       100,314
                                                               -----------

          TOTAL ASSETS                                         $ 2,578,990
                                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                              286,139
     Accrued expenses                                              231,126
                                                               -----------

          TOTAL CURRENT LIABILITIES                                517,265
                                                               -----------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock: $.01 par value, authorized 1,500,000
          shares, issued and outstanding 250,000 shares              2,500
     Common stock: $.01 par value, authorized 15,000,000
          shares, issued and outstanding 2,211,710 shares           22,117
     Additional paid-in capital                                  3,095,944
     Accumulated deficit                                        (1,058,836)
                                                               -----------
          TOTAL STOCKHOLDERS' EQUITY                             2,061,725
                                                               -----------
          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                            $ 2,578,990
                                                               ===========



See accompanying notes to consolidated financial statements.

        THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS


                                                3 Months Ended                  9 Months Ended
                                       ------------------------------    ------------------------------
                                       Sept. 26,1999    Sept. 27,1998    Sept. 26,1999    Sept. 27,1998
                                       ------------      ------------    ------------      ------------
Net sales                               $ 2,141,344      $ 2,110,634      $ 6,951,708      $ 6,511,839

Cost of goods sold                        1,432,317        1,476,582        4,437,484        4,096,879
                                        -----------      -----------      -----------      -----------

GROSS PROFIT                                709,027          634,052        2,514,224        2,414,960

Selling, general and administrative
     expenses                             1,010,091          979,357        3,005,495        2,823,005
Officer's bonus incentive                    21,383           21,036           69,942           65,057
                                        -----------      -----------      -----------      -----------

          TOTAL OPERATING EXPENSES        1,031,474        1,000,393        3,075,437        2,888,062
                                        -----------      -----------      -----------      -----------

          (LOSS) FROM OPERATIONS           (322,447)        (366,341)        (561,213)        (473,102)

Interest expense                                 --               --               --              308
Interest income                              (7,816)          (5,958)         (24,980)         (64,587)
                                        -----------      -----------      -----------      -----------

          (LOSS) BEFORE INCOME
               TAX (BENEFIT)               (314,631)        (360,383)        (536,233)        (408,823)

Income tax (benefit)                       (118,396)        (137,051)        (201,784)        (153,840)
                                        -----------      -----------      -----------      -----------

          NET (LOSS)                    $  (196,235)     $  (223,332)     $  (334,449)     $  (254,983)
                                        ===========      ===========      ===========      ===========

 (Loss)  per share:
      Basic:
           Net (loss)                   $     (0.09)     $     (0.10)     $     (0.15)     $     (0.12)
                                        ===========      ===========      ===========      ===========

      Diluted:
           Net (loss)                   $     (0.08)     $     (0.10)     $     (0.14)     $     (0.11)
                                        ===========      ===========      ===========      ===========

 Weighted average number of shares:
      Basic                               2,191,480        2,175,000        2,191,480        2,160,000
                                        ===========      ===========      ===========      ===========

      Diluted                             2,382,979        2,312,000        2,382,979        2,297,000
                                        ===========      ===========      ===========      ===========



          See accompanying notes to consolidated financial statements.

                THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              Nine Months Ending
                                                                         -------------    -------------
                                                                         September 26,    September 27,
                                                                             1999             1998
                                                                         -------------    -------------
Cash flows from operating activities:
     Net (loss)                                                            $(334,449)     $  (254,983)
     Adjustments to reconcile net (loss) to
          net cash used in operating activities:
               Depreciation and amortization                                 118,806           77,565
               Loss on sale of equipment                                          --            3,505
                Payment of consulting expenses with common stock                               30,375
               Deferred income tax (benefit)                                (201,784)        (153,851)

       Changes in current assets and liabilities
               (Increase) in merchandise inventories                         (45,813)         (65,861)
               Decrease(Increase) in prepaid expenses and other assets        94,487         (113,791)
                (Increase) in prepaid income taxes                                --          (56,972)
               (Decrease) Increase in accounts payable                       (55,838)          63,810
                Increase in accrued expenses                                  37,455           18,633
                Decrease in refundable income taxes                           42,400               --
                Increase in accrued income taxes                                  --          (34,016)
                                                                           ---------      -----------

                    Total adjustments                                        (10,287)        (230,603)
                                                                           ---------      -----------

NET CASH (USED IN) OPERATING ACTIVITIES                                     (344,736)        (485,586)
                                                                           ---------      -----------

Cash flows from investing activities:
     Purchase of property and equipment                                     (185,569)        (376,143)
                                                                           ---------      -----------

NET CASH (USED IN) INVESTING ACTIVITIES                                     (185,569)        (376,143)
                                                                           ---------      -----------

Cash flows from financing activitities:
     Advances to stockholder, net                                             47,367           47,367
     Warrants exercised                                                       16,050               --
     Warrants redeemed                                                      (148,930)              --
     Options exercised                                                        51,650               --
     Principal payments on notes payable                                          --           (9,717)
                                                                           ---------      -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (33,863)          37,650
                                                                           ---------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          (156)

                NET (DECREASE) IN CASH                                      (564,168)        (824,235)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              873,341        2,202,541
                                                                           ---------      -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $ 309,173      $ 1,378,306
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

      The results of operations for the nine months ended September 26, 1999 are not necessarily indicative of the results to be expected for the full year.

      These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the year ended December 27, 1998 of Thrift Management, Inc. (the "Company").

(2)   ORGANIZATION

      The consolidated financial statements at September 26, 1999 and September 27, 1998 include the accounts of the Company, Hallandale Thrift Management, Inc. ("HTMI"), Thrift Shops of South Broward, Inc. ("TSSB"), Thrift Shops of West Dade, Inc. ("TSWD"), Hallandale Thrift, Inc. ("HTI"), North Broward Consignment, Inc. ("NBCI"), Thrift Shops of North Lauderdale, Inc. ("TSNL"), Thrift Retail, Inc. ("TRI"), Thrift Management Canada, Inc. ( "TMCI"), Thrift Export, Inc. ("TEI"), Thrift Holdings,
      Inc. ("THI") and e-Collectiables-art.com, Inc. ("ECACI") (HTMI, TSSB,
      TSWD ,HTI, NBCI, TSNL, TRI, TMCI, TEI, THI and ECACI are collectively referred to herein as the "Subsidiaries"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)   STOCKHOLDERS' EQUITY

      During December 1998, the Company reduced the exercise price on its 1,500,000 redeemable warrants from $5.00 to $1.50 per warrant. A total of 10,700 warrants were exercised at $1.50 per share and the remaining warrants were redeemed by the Company for $.10 per warrant.

      During July and August 1999, a total of 26,010 shares of Common Stock were issued through the exercise of stock options granted to employees and a Director under the 1996 Stock Option Plan.

      In June 1998, the Company issued 30,000 shares of its restricted
      Common Stock to a business consultant in payment for services rendered to the Company. Such restricted Common Stock was valued at $30,374.

(4)   CHANGE IN ACCOUNTING PERIODS

      In 1998, the Company adopted a 52/53 week retail reporting calendar, whereby all accounting periods end on a Sunday.

(5)   CASH AND CASH EQUIVALENTS

      At September 26, 1999, the Company had cash and investments in various bank money market accounts and non-operating accounts with an aggregate value of $309,173.

(6)   STOCK OPTION PLAN

      In 1999, the Company granted a total of 122,642 stock options to its directors and employees under the Company's 1996 Stock Option Plan at exercise prices equal to the fair market value of the Common Stock on dates of the grant. These options generally vest over the next four years and expire not later than 2009.

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

      As part of the Company's program of operating manned donation trailers as an additional new source of donated merchandise, the Company has entered into monthly rental agreements to rent space in parking lots of shopping centers. At the end of the third quarter of 1999, the Company operated eleven manned donation trailers with four operating under monthly agreements with monthly rental payments totaling approximately $800.

      In January 1999, the Company's Board of Directors approved the prepayment of up to $155,266 of future bonuses of the Company's President, subject to the agreement of the President to pay interest on the amount prepaid at the annual rate of 8.0% payable by December 31, 2000. Prepaid expenses as of September 26, 1999 include $85,963 in prepaid bonus payments to the Company's President.

                             THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The following is an analysis of the results of operations of Thrift Management, Inc. and Subsidiaries (collectively, the "Company") and its liquidity and capital resources. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements which involve risks and uncertainties. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These risks include: risks of increases in the costs of the Company's merchandise and the continued availability of suitable merchandise; the Company's relationship with its suppliers, licensors and contributors; changes in preferences of customers; competitive and general economic factors in the markets where the Company sells and collects goods; the impact of and changes in applicable laws and regulations, such as restrictions on the deductibility for tax purposes of contributions of goods to charitable organizations; and other factors discussed herein or from time to time in the Company's other filings with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto of the Company included elsewhere herein.

GENERAL

The Company operates seven retail thrift stores that offer new and used articles of clothing, furniture, miscellaneous household items and antiques. The Company obtains its merchandise primarily from two sources: (i) purchase contracts with charitable organizations; and (ii) various independent contract collectors from whom the Company purchases merchandise in bulk. The Company is registered with the State of Florida as a professional solicitor. Items from the stores that remain unsold are sold in bulk to exporters, which ship the items to countries throughout the Caribbean, Central and South America, and Eastern Europe.

In January 1998, the Company adopted a 52/53 week retail reporting calendar, whereby all accounting periods end on a Sunday.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998.

Revenues for the third quarter ended September 26, 1999 and September 27, 1998 totaled $2,141,344 and $2,110,634, respectively. Sales increased $30,710 or 1.5% for the 1999 quarter as compared to the 1998 quarter which resulted from the opening of the Company's sixth store in Pompano Beach, Florida in August 1998 and the Company's seventh store in Orlando, Florida in February 1999. The retail same-store sales for the quarter decreased 4.4% as compared to 1998, and rag sales for the quarter decreased 33.0% as compared to 1998 resulting in a decrease in total same-store sales of 6.5% for the quarter.

Economic and political conditions in the overseas markets that purchase rags have caused the export market for rags to remain relatively weak, although it has somewhat improved since the end of 1998. As a result, the Company sold rags in the third quarter of 1999 for approximately $0.11 per pound as compared to approximately $0.08 per pound in the third quarter of 1998, both of which were down from $0.20 per pound in 1997.

The Company's gross profit for the third quarter of 1999 increased $74,975 or 11.8%, to $709,027 from $634,052 for the third quarter of 1998. This increase in gross profit dollars and the gross profit margin from 30.0% in the third quarter of 1998 to 33.1% in the third quarter of 1999 is attributable to the decrease in the cost of goods sold. This decrease was due primarily to the expansion of the Company's solicitation efforts, which the Company believes is now showing results as the Company reduced its merchandise purchased from independent contract collectors by 50.1% in the third quarter of 1999 as compared to the third quarter of 1998. Accordingly, cost of goods sold, as a percentage of sales, decreased 3.1 percentage points to 66.9% for the third quarter of 1999 as compared to 70.0% for the third quarter of 1998.

The Company is continuing its efforts to reduce its dependence on purchased merchandise by continuing to develop its network of attended donation trailers and by continuing to develop its phone solicitation division to increase the Company's sources of donated merchandise. In addition, in 1999 the Company began an additional solicitation program in Central Florida and this program has proven to be very successful and cost effective. The Company plans to implement a similar program in South Florida in the fourth quarter of 1999. The Company is also adjusting its pricing and promotional strategies on an ongoing basis, in an effort to maximize its sales, thereby improving the Company's operating results.

Operating expenses for the third quarter of 1999 increased $31,081 or 3.1% to $1,031,474 from $1,000,393 for the third quarter of 1998. The operating expenses decreased $22,922 for the Company's sixth store in Pompano Beach, Florida, which opened in August 1998, and increased $70,925 for the Company's seventh store in Orlando, Florida, which opened in February 1999. However, these new store expenses were partially offset by a $19,225 reduction in the other five stores' operating expenses and a $2,303 increase in corporate overhead.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998

Revenues for the nine months ended September 26, 1999 and September 27, 1998 totaled $6,951,708 and $6,511,839, respectively. Sales increased $439,869 or 6.8% for the 1999 nine-month period compared to the 1998 nine-month period. The sales increase resulted from the opening of the Company's sixth store in Pompano Beach, Florida in August 1998 and the Company's seventh store in Orlando, Florida in February 1999. The retail same-store sales for the nine months decreased 0.7% as compared to 1998, and rag sales for the nine months decreased 36.1% as compared to 1998, resulting in a decrease in total same store sales of 3.5% for the nine months as compared to 1998.

Economic and political conditions in the overseas markets that purchase rags have caused the export market for rags to remain relatively weak, although it has somewhat improved since the end of 1998. As a result, the Company sold rags in the nine months of 1999 for approximately $0.10 per pound as compared to approximately $0.11 per pound in the nine months of 1998.

The Company's gross profit for the nine months of 1999 increased $99,264 or 4.1%, to $2,514,224 from $2,414,960 for the nine months of 1998. The decline in the gross profit margin from 37.1% in the nine months of 1998 to 36.2% in the nine months of 1999 is attributable to the increase in the cost of goods sold. This increase was due primarily to the expansion of the Company's solicitation efforts, which the Company now believes is showing results as the Company reduced its merchandise purchased from independent contract collectors by 37.8% in the nine months of 1999 as compared to the nine months of 1998. Although cost of goods sold, as a percentage of sales, increased 0.9 percentage points to 63.8% for the nine months of 1999 as compared to 62.9% for the nine months of 1998, cost of goods sold, as a percentage of sales, decreased 3.1 percentage points in the third quarter of 1999 as described above the section "Results of Operations for the Three Months Ended September 26, 1999 and September 27, 1998."

The Company is continuing its efforts to reduce its dependence on purchased merchandise by continuing to develop its network of attended donation trailers and by continuing to develop its phone solicitation division to increase the Company's sources of donated merchandise. In addition, in 1999 the Company began an additional solicitation program in Central Florida and this program has proven to be very successful and cost effective. The Company plans to implement a similar program in South Florida in the fourth quarter of 1999. The Company is also adjusting its pricing and promotional strategies on an ongoing basis, in an effort to maximize its sales, thereby improving the Company's operating results.

Operating expenses for the nine months of 1999 increased $187,375 or 6.5%, to $3,075,437 from $2,888,062 for the nine months of 1998. The operating expenses increased $72,624 for the Company's sixth store in Pompano Beach Florida, which opened in August 1998, and $201,412 for the Company's seventh store in Orlando, Florida which opened in February 1999. However, these new store expenses were offset partially by a $34,511 reduction in the corporate overhead and by a $52,150 reduction in the other five stores' operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 26, 1999, the Company had working capital of $488,721, as compared to working capital of $1,035,123 at December 27, 1998.

Cash and cash equivalents at September 26, 1999 totaled $309,173, a decrease of $564,168, as compared to $873,341 at December 27, 1998. Net cash used in operating activities totaled $344,735 for the nine months ending September 26, 1999, as compared to $485,586 used in operating activities for the nine months ending September 27, 1998. Cash used in the purchase of property and equipment totaled $185,569. Cash used in financing activities, which was primarily the redemption of common stock partially offset by the exercise of warrants and options plus the repayment of advances to stockholder totaled $33,863. The Company believes that its current capital resources, together with the expected cash flow from its operations, will be sufficient to meet its anticipated working capital requirements through 1999. There can be no assurances, however, that such will be the case.

The Company is currently seeking sources of additional capital for general corporate purposes as well as the start-up of its new subsidiary, eCollectibles-art.com, Inc. There can be no assurance that the Company will be able to obtain additional capital upon terms acceptable to it or that the amount obtained will be sufficient for the needs of the Company. If the Company is not successful in obtaining additional capital, it will have a material adverse impact on the Company.

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

PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

In the third quarter of 1999, the Company granted options to purchase an aggregate of 88,142 shares of the Company's common stock to the Company's outside directors and employees, pursuant to the Company's 1996 Stock Option Plan. The options are exercisable at exercise prices equal to the fair market value of the common stock on the dates of grant. The options expire no later than 2009. These grants of options were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

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



Date:  November 10, 1999



                                     /s/ Stephen L. Wiley
                                     -------------------------------------------
                                     Stephen L. Wiley, Chief Financial
                                     Officer (Principal Financial Officer)