Form 10KSB40
period 1999-12-26
THRIFT MANAGEMENT INC
filed 2000-03-28
CIK 1016611

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 26, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 333-5190-A


                             THRIFT MANAGEMENT, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                   Florida                              65-0309540
       ------------------------------               -------------------
       (State or Other Jurisdiction of                (IRS Employer
       Incorporation or Organization)               Identification No.)


     3141 W. Hallandale Beach Boulevard
             Hallandale, Florida                         33009
----------------------------------------------         ---------
  (Address of Principal Executive Offices)             (Zip Code)


         Issuer's Telephone Number, Including Area Code: (954) 985-8430
                                                         ---------------


           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]    No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $9,202,067.

The aggregate market value of the issuer's common stock, $.01 par value, held by non-affiliates on March 20, 2000 was approximately $10,540,000.

As of March 20, 2000, there were 2,342,210 shares of the issuer's common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                             THRIFT MANAGEMENT, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 26, 1999

                                TABLE OF CONTENTS

                                                                                                        Page No.
                                                                                                        --------
                                     PART I

Item 1.  Description of Business......................................................................    1

Item 2.  Description of Property......................................................................    8

Item 3.  Legal Proceedings............................................................................    8

Item 4.  Submission of Matters to a Vote of Security Holders..........................................    8

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.....................................    9

Item 6.  Management's Discussion and Analysis or Plan of Operations...................................    9

Item 7.  Financial Statements.........................................................................   13

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure.........................................................................   35

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act............................................   35

Item 10. Executive Compensation.......................................................................   37

Item 11. Security Ownership of Certain Beneficial Owners and Management...............................   40

Item 12. Certain Relationships and Related Transactions...............................................   41

Item 13. Exhibits and Reports on Form 8-K.............................................................   42



                                       i

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

         During 1999, the Company had solicitation and purchasing agreements with three charities in the South Florida area, the Missing Children Awareness Foundation, Temple Beth Ahm Israel and the Samuel M. and Helene Soref Jewish Community Center, Inc., a Florida not-for profit corporation. The Company is registered with the Department of Agriculture and Consumer Affairs of the State of Florida as a professional solicitor. The charities receive revenues from the sale of the donated merchandise. The charities gain the benefit of the Company's expertise in solicitation and resale of donated goods through a higher return on sales than the charity itself may be able to realize through its own efforts.

         The Company uses direct mail, newspaper advertising and telemarketing to solicit donations for its client charities. The Company uses approximately 20 trucks to make scheduled pick-ups of donated goods. The donors are given receipts to document the items donated. The

Company also operates manned Missing Children Awareness Foundation donation trailers as a source of merchandise for its thrift stores. As of March 2000, the Company is operating 5 donation trailers. In 1999, the Company began a new door-to-door solicitation program in Central and South Florida. All merchandise is delivered to the appropriate thrift shop, where it is inspected, sorted, priced, tagged and displayed for sale. Items remaining unsold in the stores are sold in bulk to exporters ("rag sales"), which ship the items to countries throughout the Caribbean, Central and South America and Eastern Europe.

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

         The Company's internet subsidiary Collectiblesandart.com, Inc., plans to offer unique products, lower prices and outstanding customer service on its collectiblesandart.com website focusing on collectibles, art and antiques. The site is being designed to be a business-to-consumer, business-to-business, service-to-consumer and service-to-business enterprise. Collectiblesandart.com has entered into a strategic alliance with BFW Advertising, Inc., a fully integrated and interactive marketing communications company that specializes in new media. Collectiblesandart.com has completed its pre-launch for its web site and expects to be operational on a limited basis in the second quarter of 2000.

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

THRIFT STORE OPERATIONS

         The Company currently uses 20 trucks to make scheduled pick-ups of donated merchandise. The donors are given receipts to document the items donated.

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

         Apparel accounts for a majority of the Company's sales. Other items sold by the Company include furniture, bric-a-brac, antiques, small appliances (such as toasters, stereos and televisions), linens and domestics, and other merchandise such as toys, books, records and jewelry. Furniture is only sold in three of the Company's thrift stores.

         Sales areas are well lighted and merchandise is displayed in loose arrangements to promote browsing. Apparel is grouped and displayed by sex, type and color. For example, all women's blouses are hung together by color. Furniture items (which include brown goods, case goods and upholstered pieces) requiring minor repairs, such as loose legs or cracked parts, are repaired by Company employees prior to display. Furniture and small appliances are sold "as is." Antiques are evaluated by an antiques expert and will be offered on the Company's internet site.

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

MARKETING

         The Company's primary mode of soliciting donations is through direct mail, using a colored 5-1/2" x 8-1/2" postcard, sent to between 50,000 and 75,000 households per week. Mailings are targeted to selected zip codes in Miami-Dade, Broward and Palm Beach counties in South Florida. The postcard prominently bears the name of the charity sponsor and a telephone number to call to offer donations. Supporting this effort is a team of employees who field pick-up calls and who telephone previous donors to solicit additional merchandise donations. In order to encourage repeat donations, the Company endeavors to provide prompt and courteous pick-up of donated merchandise. The Company supplements its direct mail efforts through advertising in local publications. The Company also solicits donations by operating manned Missing Children Awareness Foundation donation trailers located primarily in high traffic retail strip centers. In addition, in 1999 the Company began a door-to-door solicitation program in Central and South Florida as a new source of merchandise for its thrift stores.

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

STORE LOCATIONS

         The following sets forth information with respect to the Company's seven thrift stores:

                                                                Approximate Square                  Lease
          Location                      Date Opened                  Footage                     Exp./Renewal
------------------------------     ----------------------     -----------------------    -----------------------------
3149 W. Hallandale Beach                August 1986                    8,300             April 2001/one five-year
Boulevard                                                                                renewal option

3141 W. Hallandale Beach                August 1992                   15,000             April 2001/one five-year
Boulevard                                                                                renewal option

901 E. Tenth Ave                       November 1992                  10,500             October 2004
Hialeah, FL

1041 N. State Rd. 7                    November 1995                  10,050             November 2005/one five-year
Margate, FL                                                                              renewal option

3200 N. State Rd.                        July 1997                    29,000             July 2002/two five-year
Lauderdale Lakes, FL                                                                     renewal options

1028 E. Sample Road                     August 1998                    8,990             July 2003/two five-year
Pompano Beach, FL                                                                        renewal options

5401 W. Colonial Dr                    February 1999                  10,802             June 2004/two five-year
Orlando, FL                                                                              renewal options



Aggregate monthly rental for the Company's seven thrift stores is approximately $60,000.

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

EXPANSION STRATEGY

         The Company's strategy is to expand its operations by opening additional thrift stores or acquiring existing thrift stores or other businesses related to the Company's current operations. The strategy is to expand initially in Florida, and ultimately in various out-of-state locations. The Company currently anticipates that its new stores will range from 10,000 to 15,000 square feet with smaller stores selling men's, women's and children's apparel, accessories, shoes and linens, with the larger stores also selling bric-a-brac and household items, and furniture.

         The Company's ability to expand its chain of thrift stores will depend on, among other things, securing suitable locations, obtaining sufficient merchandise and having adequate financing to effect its expansion plans. There can be no assurance that the Company will be able to open additional thrift stores or that any thrift stores so opened or the new collectibles and art internet company will be profitable.

        The Company believes its new internet subsidiary, Collectiblesandart.com, is an integral component of the Company's expansion strategy. Collectiblesandart.com will focus on collectibles, art and antiques. The Company expects to have its new web site operational in the second quarter of 2000.

         An additional area of potential expansion is the direct export of certain merchandise. Currently, donated merchandise that is unsuitable for sale, as well as merchandise that remains in inventory beyond a specified time period, is sold in bulk to exporters that resell the items in countries in the Caribbean, Central and South America and Eastern Europe. The Company currently sells approximately 105,000 pounds of merchandise per week in bulk to exporters. As the Company opens additional thrift stores, it expects that the volume of bulk merchandise available for export will increase. When it reaches a level of approximately 150,000 pounds per week, the Company believes that it will be economically advantageous to export such merchandise directly. In order to do so, the Company will need to establish a separate facility to receive, sort and grade the export merchandise, bale it and otherwise prepare the merchandise for shipment. There can be no assurance that the Company's operations will generate a sufficient amount of bulk merchandise to enable the Company to begin direct export of such merchandise, that the Company will have the necessary financing to establish the needed facility if it elects to do so, or that if the Company expands into this field of business, that it can do so successfully or profitably.

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

         Such acquisitions would be consummated in exchange for combinations of cash, notes, shares of the Company's capital stock and options to purchase shares of the Company's capital stock and depending, in part, on the Company's available working capital or other sources of funds and its anticipated capital needs at the time of the proposed acquisition. Although the Company does not currently anticipate incurring debt to fund any such acquisitions, management may determine that, depending on prevailing market interest rates, the cost of funds available to the Company, and the extent of revenues generated by the acquisition candidate, the use of debt to fund an acquisition may be advantageous to the Company. However, such debt would result in an ongoing interest expense obligation for the Company. Issuance of shares of the Company's capital stock in an acquisition would enable the Company to preserve its cash, but could have the effect of diluting the Company's earnings on a per share basis or diluting the voting control of existing shareholders, and could result in an additional ongoing dividend obligation, depending on the terms of the stock issued.

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

         The Company's new internet subsidiary faces competition from a variety of internet companies as well as traditional retailers. The Company believes the design of its web site and its focus only on collectibles, art and antiques will allow it to compete successfully. The internet competitors generally have greater financial and other resources than the Company.

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

EMPLOYEES

         As of March 20, 2000, the Company employed approximately 325 full-time employees. None of the Company's employees are members of labor unions. Management believes that it enjoys satisfactory relations with its employees.


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

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Units, Common Stock and Warrants have traded since December 5, 1996 under the symbols "THMMU," "THMM" and "THMMW," respectively, on the OTC Bulletin Board operated by the NASDAQ Stock Market, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                         Common Stock                           Warrants
                                    ---------------------               ------------------------
     Period                         High              Low               High(1)           Low(1)
     ------                         ----              ---               -------           ------
March 31, 1998                     $2.3750           $1.7500            $0.5625          $0.3750
June 30, 1998                      $2.6250           $2.0000            $0.5625          $0.3750
September 30, 1998                 $4.4600           $3.5000            $1.3125          $0.7500
December 31, 1998                  $1.7500           $0.9375            $0.1000          $0.0500
March 31, 1999                     $1.5000           $0.8750
June 30, 1999                      $4.6250           $1.2500
September 30, 1999                 $6.5225           $4.0000
December 31, 1999                  $5.8750           $4.1250


----------

(1) The Company's Warrants and Units ceased trading on the OTC Bulletin Board in December 1998 when the Company redeemed all outstanding Warrants.

HOLDERS

         As of March 20, 1999, there were approximately 22 holders of record of the Common Stock. The Company believes that the Common Stock is held by in excess of 400 beneficial holders. In 1998 and 1999, the redemption and the exercise of warrants retired all outstanding warrants.

DIVIDEND POLICY

         The Board of Directors does not currently contemplate the payment of cash dividends. Any decisions as to the payment of cash dividends on the Common Stock will depend on the Company's ability to generate earnings, its need for capital, its overall financial condition and such other factors as the Board of Directors deems relevant.

SALE OF UNREGISTERED SECURITIES

         See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" for a description of a private placement of covertible debentures completed in March 2000. These securities were sold pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in Part II, Item 7 of this Report.

GENERAL

         The Company was organized in July 1991 for the purpose of managing the operation of retail thrift stores that offer new and used articles of clothing, furniture, miscellaneous household items and antiques. The Company is registered with the State of Florida as a professional solicitor. The Company obtains its merchandise primarily from two sources: (i) purchase agreements with charitable organizations; and (ii) from various independent contract collectors from whom the Company purchases merchandise in bulk. Items from the stores that remain unsold are sold in bulk to exporters, which ship the items to countries throughout the Caribbean, Central and South America and Eastern Europe. Through its subsidiaries, the Company operates its seven retail stores. The Company and HTMI, a subsidiary, are responsible for the solicitation of donations on behalf of the charities through direct mailings, newspaper advertising and telemarketing, operating manned donation trailers and operating door-to-door solicitation programs. HTMI is, in addition, responsible for the pick-up of the donated merchandise throughout the communities surrounding the Company's stores.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 26, 1999 AS COMPARED TO YEAR ENDED DECEMBER 27,
         1998.

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

         Revenues for the years ended December 26, 1999 and December 27, 1998 totaled $9,202,067 and $8,848,337, respectively. Revenues increased by $353,730, or 4.0%, for 1999, as compared to 1998. The Company's gross profit for 1999 increased to $3,438,043 as compared to $3,063,703 for 1998 and the Company's gross profit margins for 1999 increased to 37.4% versus 34.6% for 1998.

         The net increase in the Company's sales during 1999, as compared to 1998, is attributable to the following:

         1) Sales of the new Pompano Beach store, which opened on August 14, 1998, accounted for $227,610 of the increase.

         2) Sales of the new Orlando store, which opened February 19, 1999, accounted for $522,381 of the increase.

         3) Sales of the five stores opened prior to 1998 decreased $407,262, or 4.7%, offsetting some of the increase due to the new stores. An aggressive retail price increase was implemented in early 1999 which resulted in decreased store traffic and related sales revenue. This price increase was rescinded in the third quarter and store traffic and sales trends are improving.

         The Company's gross profits for 1999 increased by 12.2%, as compared to 1998, and the gross margins for 1999 increased by 2.8% points to 37.4% from 34.6% for 1998. The improvement of the gross margins is attributable to several different factors including the stabilizing of rag sale prices and the decreasing reliance of purchased goods.

         The Company has two sources for merchandise, direct donated goods through the charities with which it has entered into purchase agreements and the purchase in bulk from various independent contract collectors. The net cost to the Company of direct donated goods is less than the cost to the Company of goods purchased from independent contract collectors. In 1999, the Company decreased its bulk purchases from independent contract collectors by 46.5% compared to 1998, while sales increased 4.0% over the same period.

         In addition to the Company's direct mail solicitation program, in 1997 the Company began operating manned donation trailers as an additional source of donated merchandise. In 1998, the Company began operating a solicitation phone room using a 16-station automated phone dialer, and in 1999 the Company began a door-to-door solicitation program as additional sources of merchandise. In 1998, the Company also entered into a solicitation and purchasing agreement with the Samuel M. and Helene Soref Jewish Community Center, a new charity for the Company.

         These new solicitation efforts have significantly decreased the Company's reliance on merchandise purchases from independent contract collectors, resulting in an improvement in its gross profit margins.

         The Company's operating expenses for 1999 were $4,149,440 (or 45.1% of sales) as compared to $4,241,322 (or 47.9% of sales) for 1998 representing a decrease of $91,882, or 2.2%. The 1999 operating expenses for the new Pompano Beach store, which opened in August 1998, increased $64,801, as result of being open for a full year in 1999. The 1999 operating expenses increased by an additional $245,389 due to the additional operating expenses associated with the new Orlando store, which opened in February 1999. The operating expenses of the five other stores decreased $141,306. The corporate overhead expenses decreased $260,766 primarily due to reduction of professional fees.

         The 1999 loss before income tax benefit was $679,812 as compared to the 1998 loss before income tax benefit of $1,101,444. The $421,632 decrease in loss before income tax benefit is due primarily to the $374,340 increase in gross profit and the $91,882 decrease in operating expenses.

         For the year ended December 27, 1998, the Company recorded an income tax benefit amounting to $429,000. For the year ended December 26, 1999, the Company had an income tax benefit amounting to $259,000. The Company recorded a 100% valuation allowance because the realization of this tax benefit is not considered probable.

LIQUIDITY AND CAPITAL RESOURCES

         At December 26, 1999, the Company had working capital of $923,350 as compared to $1,035,123 at December 27, 1998. For 1999, cash decreased by $686,675 as compared to a decrease of $1,329,199 in 1998, which was principally as a result of the Company's operating losses.

         Net cash used in operations for 1999 amounted to $460,872 as compared to $724,209 net cash used in operations in 1998, or a reduction of $263,337, reflecting the receipt of refundable income taxes totaling $110,351 in 1999 partially offset by the $311,000 deferred income tax benefit recorded in 1998 as compared to none in 1999.

         Net cash used in investing activities for 1999 and 1998 amounted to $216,667 and $508,429, respectively. Net cash used in investing activities in 1999 reflected a $291,762 decrease in capital expenditures.

         Net cash used in financing activities for 1999 amounted to $9,136 as compared to $96,561 in 1998. Both years reflect the Company's redemption of its warrants. In addition, the exercise of warrants resulted in proceeds to the Company of $16,050 and $60,580, respectively. No warrants or options were exercised during 1998.

         During December 1998, the Company reduced the exercise price on the 1,500,000 redeemable warrants from $5.00 to $1.50 per warrant, a total of 10,700 warrants were exercised at a $1.50 per share and the remaining warrants were redeemed by the Company for $.10 per warrant.

         In March 2000, the Company completed a private placement of a 7% convertible debenture with a principal amount of $1,000,000 (the "Debenture"). The Debenture matures and automatically converts into shares of the Company's Common Stock on March 21, 2003. The Debenture is convertible into shares of the Company's Common Stock at a conversion rate equal to the lower of (i) 80% of the five day average closing bid price as reported by Bloomberg L.P. for the five consecutive trading days prior to the conversion date or (ii) 80% of the five day average closing bid price as reported on Bloomberg, L.P. for the five consecutive trading days prior to the issuance of the Debenture (the "Conversion Price"), subject to adjustment as provided in the Debenture. Interest on the Debenture is payable at the time of conversion in cash or in shares of the Company's Common Stock, at the Company's option.

         The net proceeds to the Company from the sale of the Debenture totaled $825,000. The placement agent received a cash commission of $130,000, plus reimbursement of legal fees, and a five-year warrant to purchase 50,000 shares of the Company's Common Stock at an exercise price equal to 110% of the Conversion Price of the Debenture, subject to adjustment under the terms of such warrant.

         The Company believes with the current sales trends, the continuing improvement in the gross profit margins and cost reductions that its current capital resources and cash flow from its operations and the proceeds from the private placement transaction will be sufficient to meet its anticipated working capital requirements through at least 2000.

INFLATION AND SEASONALITY

         Although the Company cannot determine precisely the effects of inflation, management does not believe that inflation currently has a material effect on the Company's sales or results of operations.

         The Company's operations are located in South Florida, which has numerous part-time residents during the winter. The Company's results of operations reflect the seasonal nature of this market, with donations and sales of merchandise being higher in the winter months.

ITEM 7.  FINANCIAL STATEMENTS


                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                         Page
                                                                                                         ----
Independent Auditors' Report.........................................................................     14
Consolidated Balance Sheet...........................................................................     15
Consolidated Statements of Operations ...............................................................     16
Consolidated Statements of Stockholders' Equity .....................................................     17
Consolidated Statements of Cash Flows................................................................     18
Notes to Consolidated Financial Statements...........................................................     20



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Thrift Management, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Thrift Management, Inc. and Subsidiaries as of December 26, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 26, 1999 and December 27, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thrift Management, Inc. and Subsidiaries as of December 26, 1999, and the consolidated results of their operations and cash flows for the years ended December 26, 1999 and December 27, 1998 in conformity with generally accepted accounting principles.


/s/ Berkowitz Dick Pollack & Brant LLP

Berkowitz Dick Pollack & Brant LLP
Miami, Florida
February 21, 2000, except for Note 11
  which is as of March 21, 2000

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 26, 1999
                                                                    -----------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $   186,666
     Merchandise inventories                                              588,541
     Prepaid expenses, including $63,025
       of advances to stockholder                                         644,467
                                                                      -----------

          TOTAL CURRENT ASSETS                                          1,419,674

EQUIPMENT, FIXTURES AND IMPROVEMENTS, net                                 942,416

DEFERRED TAX ASSETS                                                       311,000

OTHER ASSETS                                                               98,869
                                                                      -----------

          TOTAL ASSETS                                                $ 2,771,959
                                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $   344,929
     Accrued expenses                                                     151,395
                                                                      -----------
          TOTAL CURRENT LIABILITIES                                       496,324

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock: $.01 par value, authorized 1,500,000
          shares, issued and outstanding 250,000 shares                     2,500
     Common stock: $.01 par value, authorized 15,000,000
          shares, issued and outstanding 2,342,210 shares                  23,422
     Additional paid-in capital                                         3,653,911
     Accumulated deficit                                               (1,404,198)
                                                                      -----------
          TOTAL STOCKHOLDERS' EQUITY                                    2,275,635
                                                                      -----------
          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                   $ 2,771,959
                                                                      ===========



          See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Year Ended
                                                              -----------------------------------------
                                                              December 26, 1999       December 27, 1998
                                                              -----------------       -----------------
Net sales                                                        $ 9,202,067             $ 8,848,337

Cost of goods sold                                                 5,764,024               5,784,634
                                                                 -----------             -----------

     GROSS PROFIT                                                  3,438,043               3,063,703

Selling, general and administrative
     expenses                                                      4,057,198               4,152,831
Officer's bonus incentive                                             92,241                  88,491
                                                                 -----------             -----------

          TOTAL OPERATING EXPENSES                                 4,149,439               4,241,322
                                                                 -----------             -----------

          LOSS FROM OPERATIONS                                       711,396               1,177,619

Interest expense                                                          --                     309
Interest income                                                      (31,585)                (76,484)
                                                                 -----------             -----------

          LOSS BEFORE INCOME
               TAX (BENEFIT)                                         679,811               1,101,444

Income tax (benefit)                                                      --                (429,000)
                                                                 -----------             -----------

           NET LOSS                                              $   679,811             $   672,444
                                                                 ===========             ===========

 LOSS PER COMMON SHARE: BASIC AND DILUTED                        $      0.31             $      0.31
                                                                 ===========             ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
      Basic and diluted                                            2,197,948               2,161,250
                                                                 ===========             ===========




          See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                   Preferred Stock          Common Stock         Additional
                                --------------------   ----------------------      Paid-in      Accumulated      Stockholders'
                                 Shares       Amount    Shares        Amount       Capital        Deficit            Equity
                                -------      -------   ---------     --------    -----------    -----------       ----------
Balance at December 31, 1997    250,000      $ 2,500   2,145,000     $ 21,450    $3,052,266     $   (51,943)      $3,024,273

Common stock issued for
  consulting services                                     30,000          300        30,074                           30,374

Stock options issued to
  directors for services                                                             95,200                           95,200

Net loss for the year
  ended December 27, 1998                                                                          (672,444)        (672,444)
                                -------      -------   ---------     --------    ----------     -----------       ----------

Balance at December 27, 1998    250,000        2,500   2,175,000       21,750     3,177,540        (724,387)       2,477,403

Common stock issued on
  exercise of warrants                                    10,700          107        15,943                           16,050

Common stock issued on
  exercise of stock options                               31,510          315        60,273                           60,588

Stock options issued to
  directors for services                                                              1,898                            1,898

Warrants redeemed                                                                  (148,930)                        (148,930)

Common stock issued
  for future services                                    125,000        1,250       547,187                          548,437

Net loss for the year
  ended December 26, 1999                                                                          (679,811)        (679,811)
                                -------      -------   ---------     --------    ----------     -----------       ----------
Balance at December 26, 1999    250,000      $ 2,500   2,342,210     $ 23,422    $3,653,911     $(1,404,198)      $2,275,635
                                =======      ========  =========     ========    ==========     ===========       ==========



          See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Year Ended
                                                                       ------------------------------------------
                                                                       December 26, 1999        December 27, 1998
                                                                       -----------------        -----------------

Cash flows from operating activities:
      Net (loss)                                                          $  (679,811)            $  (672,444)
      Adjustments to reconcile net (loss) to
           net cash used in operating activities:
                Depreciation and amortization                                 161,138                 123,826
                Loss on sale of equipment                                          --                   3,027
                Payment of consulting expenses with common
                  stock                                                            --                  30,374
                Deferred income tax (benefit)                                      --                (311,000)
                Stock options issued to directors for services                  1,898                  95,200

      Changes in current assets and liabilities:
                (Increase) in merchandise inventories                        (161,363)                (98,744)
                Decrease in prepaid expenses and other assets                 146,238                  57,753
                Increase in accounts payable                                    2,952                 200,087
                (Decrease) in accrued expenses                                (42,275)                (13,921)
                Decrease (increase) in refundable income taxes                110,351                (110,351)
                (Decrease) in accrued income taxes                                 --                 (28,016)
                                                                          -----------             -----------
                     Total adjustments                                        218,939                 (51,765)
                                                                          -----------             -----------

NET CASH (USED IN) OPERATING ACTIVITIES                                      (460,872)               (724,209)
                                                                          -----------             -----------
 Cash flows from investing activities:
      Purchase of property and equipment                                     (216,667)               (508,429)
                                                                          -----------             -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                      (216,667)               (508,429)
                                                                          -----------             -----------
 Cash flows from financing activities:
      Advances to stockholder, net                                             63,156                  63,156
      Warrants exercised                                                       16,050                      --
      Deposit paid to warrant agent                                                --                (150,000)
      Warrants redeemed                                                      (148,930)
      Options exercised                                                        60,588                      --
      Principal payments on notes payable                                          --                  (9,717)
                                                                          -----------             -----------
NET CASH (USED IN) FINANCING ACTIVITIES                                        (9,136)                (96,561)
                                                                          -----------             -----------
                 NET (DECREASE) IN CASH                                      (686,675)             (1,329,199)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                 873,341               2,202,540
                                                                          -----------             -----------
CASH AND CASH EQUIVALENTS - END OF YEAR                                   $   186,666             $   873,341
                                                                          ===========             ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
      Cash paid during the year for:
         Interest                                                         $        --             $       309
                                                                          ===========             ===========
         Income taxes                                                     $        --             $    91,000
                                                                          ===========             ===========


                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Effective December 26, 1999, the Company issued 125,000 restricted common shares, valued at approximately $548,000, for future investor relations services.



          See accompanying notes to consolidated financial statements.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 26, 1999 AND DECEMBER 27, 1998


NOTE 1 -- GENERAL

       Thrift Management, Inc. (the "Company" or "TMI"), was organized in the State of Florida on July 22, 1991 for the purpose of managing the operation of retail thrift stores which offer for sale new and used articles of clothing, furniture, miscellaneous household items and antiques. The Company is registered with the State of Florida as a professional solicitor. The Company obtains its merchandise primarily from two sources: i) purchase agreements with charitable organizations, and ii) purchases from independent contract collectors from whom the Company purchases merchandise in bulk. Items from the stores which remain unsold are sold in bulk to exporters for export to countries throughout the Caribbean, Central and South America and Eastern Europe. Through its wholly owned subsidiaries, the Company operates seven retail stores plus a management company. Hallandale Thrift Management, Inc. ("HTMI"), is responsible for the solicitation of donations on behalf of the affiliated charities through direct mailing, newspaper advertising and telemarketing. HTMI is also responsible for operating donation trailers and the pick-up of donated merchandise throughout the communities in which the Company operates. HTMI was organized in the State of Florida on December 9, 1993.

       The Company's seven (7) retail stores are operated under separate wholly owned subsidiaries as follows:

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

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

         On June 8, 1998, Thrift Management Canada, Inc. ("TMCI"), a wholly owned subsidiary, was organized in Ontario, Canada for the purpose of conducting business in Canada.

         On July 8, 1998, Thrift Export, Inc. ("TEI"), a wholly owned subsidiary, was organized in the State of Florida for the purpose of operating an export business.

         On July 8, 1998, Thrift Holdings, Inc. ("THI"), a wholly owned subsidiary, was organized in the State of Florida for the purpose of acquiring thrift-related businesses.

         On May 27, 1999, Collectiblesandart.com, Inc. ("CACI"), a wholly owned subsidiary, was organized in the State of Florida for the purpose of developing an internet business.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: The consolidated financial statements for the years ended December 26, 1999 and December 27, 1998 include the accounts of the Company and its wholly owned subsidiaries, HTMI, TSSB, TSWD, HTI, NBCI, TSNL, TRI, TMCI, TEI, THI and CACI (collectively, the "Companies"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         ACCOUNTING PERIOD: The Company's fiscal year is the 52-53 week period ending on the Sunday closest to December 31st.

         EQUIPMENT, FIXTURES AND IMPROVEMENTS: Equipment, fixtures and improvements are recorded at the lower of cost or estimated fair value. Depreciation is provided using the straight-line method over the estimated useful lives (5-10 years) of the related assets. Leasehold improvements are amortized over the lesser of the related lease terms including options or the estimated useful lives of the improvements. Maintenance and repairs are charged to operations as incurred.

         MERCHANDISE INVENTORIES: Merchandise inventories consist primarily of new and used clothing, furniture, miscellaneous household items and antiques which are valued by the retail method and stated at the lower of cost (FIFO) or market. The cost of inventories includes the actual cost of merchandise paid to the respective charities or the independent contract collectors plus all expenses incurred that were directly associated with the acquisition and processing of such inventory including certain store overhead and salaries. Inventory write-downs are recorded in the period in which it becomes reasonably evident that the merchandise is not saleable or the market value is less than cost.

         INTANGIBLE ASSETS: Included in other assets are intangible assets consisting principally of trade name costs and non-compete agreements which have been recorded at cost. Trade name costs are being amortized on a straight-line basis over their estimated useful lives which range from five years to fifteen years. Non-compete agreements are being amortized over six years on a straight line basis. For the years ended December 26, 1999

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES and December 27, 1998, amortization expense related to these assets amounted to approximately $13,300 and $25,300, respectively.

         EARNINGS PER SHARE: Basic earnings per share has been computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. Net (loss) has not been adjusted for any period presented for purposes of computing basic and diluted earnings per share.

         For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the year ended December 26, 1999 all options to purchase 1,377,067 shares of common stock at an average price of $4.02 were excluded from the computation.

         COMPREHENSIVE INCOME: The Company has no components of other comprehensive income. Accordingly, comprehensive net loss equals net loss for all periods presented.

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

         FAIR VALUE DISCLOSURES: The carrying value of cash, prepaid expenses, accounts payable and accrued expenses are a reasonable estimate of their fair value.

         ADVERTISING COSTS: The Company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 26, 1999 and December 27, 1998 were approximately $63,700 and $96,000, respectively.

         SEGMENT REPORTING: The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands operations.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

         USE OF ACCOUNTING ESTIMATES: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

         NEW ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and does not require restatement of financial statements from prior periods. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company believes that the adoption of SFAS No. 133 will not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - PREPAID EXPENSES

         Effective January 4, 1998, the Board of Directors approved an agreement providing for the prepayment of up to $130,000 of 1998 salary and bonus of the Company's President with interest to be paid monthly at an annual rate of 8.5%. As of December 27, 1998, the prepaid salary and bonus was $15,266.

         Effective January 1, 1999, the Board of Directors approved a new agreement providing for the prepayment of up to $155,266 of future bonuses of the Company's President with interest to be paid monthly at an annual rate of 8.0% payable by December 31, 2000. The outstanding prepaid salary and bonus from 1998 was incorporated into the new agreement. As of December 26, 1999, the prepaid bonus was $63,025, which amount is included in prepaid expenses in the accompanying balance sheet.

         For the years ended December 26, 1999 and December 27, 1998, interest income amounting to approximately $8,000 and $6,800 was recorded in connection with the above prepaid bonuses.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 4 - EQUIPMENT, FIXTURES AND IMPROVEMENTS, NET

Equipment, fixtures and improvements consist of the following at December 26, 1999:

         Furniture, fixtures and equipment                         $   810,567
         Leasehold improvements                                        279,332
         Transportation equipment                                       69,293
                                                                   -----------
                                                                     1,259,192
         Less accumulated depreciation and amortization               (316,776)
                                                                   -----------
                                                                   $   942,416
                                                                   ===========

         For the years ended December 26, 1999 and December 27, 1998, depreciation and amortization expense amounted to approximately $147,400 and $98,000, respectively.

NOTE 5 -- ACCRUED EXPENSES

         Accrued expenses at December 26, 1999 consist of the following:

         Payroll                              $ 87,940
         Sales taxes                            19,802
         Rent                                   27,300
         Other                                  16,353
                                              --------
                                              $151,395
                                              ========

NOTE 6 -- INCOME TAX (BENEFIT)

         The components of income tax (benefit) are as follows:

                                                     Year Ended
                                      -----------------------------------------
                                      December 26, 1999       December 27, 1998
                                      -----------------       -----------------
         Current:
                  Federal                   $      --             $(118,000)
                  State                            --                    --
                                            ---------             ---------
                                                   --              (118,000)
                                            ---------             ---------
         Deferred:
                  Federal                          --              (252,000)
                  State                            --               (59,000)
                                            ---------             ---------
                                                   --              (311,000)
                                            ---------             ---------

                           Total            $      --             $(429,000)
                                            =========             =========


                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

         Deferred tax (assets) liabilities are comprised of the following:


                                                                       Year Ended
                                                        ----------------------------------------
                                                        December 26, 1999      December 27, 1998
                                                        -----------------      -----------------
         Utilization of federal net operating
              loss carryforward                             $(514,000)            $ (280,000)
         Utilization of state net operating loss
              carryforward                                    (97,000)               (59,000)
                                                            ---------             ----------
         Net long term deferred tax asset                    (611,000)              (339,000)
                                                            ---------             ----------
         Excess tax depreciation over book
              depreciation                                     41,000                 28,000
         Net long term deferred tax liability
                                                               41,000                 28,000
                                                            ---------             ----------
                                                             (570,000)              (311,000)
         Valuation allowance                                  259,000
                                                            ---------             ----------
         Net deferred tax asset                             $(311,000)            $(311, 000)
                                                            =========             ==========


         A reconciliation between statutory and effective rates is as follows:

                                                                                    Year Ended
                                                                     ----------------------------------------
                                                                     December 26, 1999      December 27, 1998
                                                                     -----------------      -----------------
         U.S. federal statutory rate applied to
              pretax income                                              $(231,000)            $(374,000)
         State income taxes, net of federal income
              tax (benefit) expense                                        (38,000)              (63,000)
                                                                         ---------             ---------
         Other                                                              10,000                 8,000
         Valuation allowance                                               259,000                    --
                                                                         ---------             ---------
                                                                         $      --             $(429,000)
                                                                         =========             =========


         The Company has a net operating loss of approximately $1,595,000 which can be carried forward through 2019 to offset federal taxable income. The Company has placed a valuation allowance against certain of its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and the level of valuation allowance. Accordingly, an adjustment was recorded in the fourth quarter of the year ended December 26, 1999, increasing the allowance from zero to $259,000. At such time as it is determined that it is more likely than not that these deferred tax assets are realizable, the valuation allowance will be reduced.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

NOTE 7 - LOSS  PER SHARE

         The following table presents the calculation of basic and diluted loss per common share:


                                                                     Year Ended
                                                       ---------------------------------------
                                                       DECEMBER 26, 1999     DECEMBER 27, 1998
                                                       -----------------     -----------------
         Numerator:
              Net loss                                     $  679,811            $  672,444
                                                           ----------            ----------
         Denominator:
              Denominator for basic loss per
              share-weighted-average shares                 2,197,948             2,161,250
         Effect of dilutive securities:
              Stock options                                        --                    --
                                                           ----------            ----------
         Denominator for diluted loss per share             2,197,948             2,161,250
                                                           ==========            ==========
         Loss per common share:
              Basic and diluted                            $     0.31            $     0.31
                                                           ==========            ==========



NOTE 8 -- COMMITMENTS AND CONTINGENCIES

         AGREEMENT TO SOLICIT AND PURCHASE SALVAGEABLE MERCHANDISE WITH MISSING CHILDREN AWARENESS FOUNDATION, INC.: On December 1, 1993, the Company entered into an agreement to solicit salvageable merchandise for the Missing Children Awareness Foundation, Inc. ("MCAF"), a Florida not-for-profit corporation. MCAF shall pay the Company on a monthly basis a fee equal to eight percent (8%), as amended on January 1, 1996, of the total gross sales of the merchandise in excess of $1,600 per month to be sold by an affiliate of the Company, plus reimbursement of all expenses incurred by the Company in fulfilling its obligations pursuant to such agreement; provided, however, that in no event shall the total fee, including expense reimbursements, exceed fifty percent (50%) of the total gross sales price of the merchandise. The fee shall be paid monthly to the Company within twenty days following the end of each calendar month. The term of this agreement is five years, commencing on December 1, 1993, and terminating on November 30, 1998, with one five-year renewal option commencing December 1, 1998, unless terminated sooner or extended pursuant to the terms and conditions of this agreement. The Company exercised its five-year renewal option commencing December 1, 1998.

         Also on December 1, 1993, TSSB entered into an agreement to purchase salvageable merchandise from MCAF. Pursuant to such agreement, MCAF agreed to sell to TSSB all

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES merchandise received as contributions. The price to be paid to MCAF shall be based upon a percentage of the gross sales price of such merchandise. For the purpose of the agreement, the term "gross sales" shall mean the income derived from the sale of the merchandise. The purchase price shall be equal to the greater of $1,600 per month or 10%, as amended on January 1, 1996, of the gross sales of the merchandise per month, payable monthly, based upon gross sales of merchandise during the preceding calendar month. The term of this agreement shall be for a period of five years, commencing on December 1, 1993 and terminating on November 30, 1998, with one five-year renewal option, commencing on December 1, 1998, unless terminated sooner or extended pursuant to the terms and conditions of this agreement. The Company exercised its five year renewal option commencing on December 1, 1998. On January 1, 2000, the second amendment to this agreement was executed whereby the Orlando retail store and the West Dade retail store were included as parties to this agreement.

         AGREEMENT TO SOLICIT AND PURCHASE SALVAGEABLE MERCHANDISE WITH THE TEMPLE BETH AHM ISRAEL: On February 1, 1994, HTMI entered into an agreement to solicit salvageable merchandise for the Temple Beth Ahm Israel ("TBAI"), a Florida not-for-profit corporation. Pursuant to such agreement, TBAI has retained the services of HTMI to solicit and gather merchandise on its behalf. TBAI shall pay HTMI on a monthly basis a sum equal to seven percent, as amended on January 1, 1996, of the total gross sales of the merchandise in excess of $10,000 per month to be sold by an affiliate of HTMI, plus reimbursement of all expenses incurred by HTMI in fulfilling its obligations pursuant to such agreement; provided, however, that in no event shall the total fee, including expense reimbursements, exceed fifty percent (50%) of the total gross sales price of the merchandise. The fee shall be paid monthly to HTMI within five days following the charity's receipt of the fee due the charity from HTI. In the event HTI fails to pay TBAI, TBAI shall have no obligation to pay HTMI. The term of this agreement shall be for a period of five years, commencing on February 1, 1994; and terminating on February 1, 1999, with one five-year renewal option commencing February 1, 1999, unless terminated sooner or extended pursuant to the terms and conditions of this agreement. The Company exercised its five-year renewal option commencing February 1, 1999.

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

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

         AGREEMENT TO SOLICIT AND PURCHASE SALVAGEABLE MERCHANDISE WITH THE SAMUEL M. AND HELENE SOREF JEWISH COMMUNITY CENTER, INC.: On April 8, 1998, HTMI entered into an agreement to solicit salvageable merchandise for the Samuel M. and Helene Soref Jewish Community Center, Inc. (the "JCC"), a Florida not-for-profit corporation. Pursuant to such agreement, the JCC has retained the services of HTMI to solicit and gather merchandise on its behalf.

         The JCC shall pay HTMI on a monthly basis a sum equal to $1,000 per month, plus reimbursement of all expenses incurred by HTMI in fulfilling its obligations under the agreement (the "Fee"). In accordance with Florida law the JCC and HTMI have agreed that, among other things, the net amount to be realized by the JCC after the payment of the Fee to HTMI shall be $20,000 and, the compensation to HTMI, exclusive of direct expense reimbursements, as a percentage of gross revenues will be 6%. The term of this agreement is five years, commencing on April 1, 1998 and terminating on March 31, 2003, with one five-year renewal option unless terminated sooner or extended pursuant to the terms and conditions of the agreement.

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

         OPERATING LEASES: The Companies lease properties and equipment under non-cancelable operating lease agreements which expire through June 2002 and require minimum annual rentals. Certain leases provide for renewal options to extend the leases up to an additional seven years. Below is a summary of each of the respective lease terms.

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

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

         TSWD leases its location pursuant to a non-cancelable operating lease which commenced on November 1, 1992 and expires on October 31, 1999. In 1999, the Company exercised its option to renew for one seven-year period under the same terms and conditions as the initial term which expires on October 21, 2004. Annual rent increases are based upon the consumer price index ("CPI") from a minimum of four percent (4%) to a maximum of eight percent (8%).

         NBCI leases its location pursuant to a non-cancelable operating lease which commenced on November 21, 1995 and expires on November 21, 2000. The lease contains two successive five-year renewal options. The first five-year renewal option was exercised in 1999 and expires on November 21, 2005. All terms and conditions of the lease shall remain the same during the first and second option period as they were during the initial term, except for rent increases. In addition to rent payments, NBCI is liable for its pro-rata share of real estate taxes assessed. NBCI receives a rent credit of $1.00 per square foot while the floor space adjacent to its location remains vacant. As of December 26, 1999, NBCI was not receiving the credit.

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

         HTMI leases 15 trucks pursuant to non-cancelable operating leases dated May 28, 1998, August 8, 1998 and December 8, 1998 and expiring May 27, 2003, August 7, 2003 and December 7, 2007, respectively. The leases require monthly fixed lease payments of $11,164. In addition, the leases requires payment of $0.07 per mile. The lessor is responsible for all maintenance and repair costs.

         TMI leases seven balers and three compactors for its seven stores pursuant to two non-cancelable operating leases which commenced on February 5, 1999 and expire on February 5, 2004. The leases require monthly payments of $2,111. The Company is responsible for all

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES maintenance, taxes and insurance costs.

         Total rent expense for the years ended December 26,1999 and December 27, 1998 under all operating leases amounted to $881,613 and $645,864, respectively.

         A schedule of approximate consolidated future minimum rental payments is as follows:

                  Year ending
                  -----------
                  2000                              $  878,000
                  2001                                 730,000
                  2002                                 608,000
                  2003                                 479,000
                  2004                                 303,000
                  Thereafter                         2,723,000
                                                    ----------
                                                    $3,271,000
                                                    ==========

         CONSULTING AGREEMENT: Effective January 1, 1998, the Company entered into a consulting agreement with a director of the Company pursuant to which the director will assist the Company in developing, studying and evaluating capital-raising and proposals to expand the Company's business, including through mergers and acquisitions. The agreement is for a six-month term that automatically renews for additional six-month terms unless terminated by the Company or the director at least fifteen days prior to the end of the then-current term. As compensation for services under the agreement, the Company granted to the director five-year options to purchase 66,000 shares of the Company's Common Stock at a price of $2.00 per share. The options vest as follows: 5,000 upon execution of the consulting agreement, 5,000 at the end of the initial six-month term, and 14,000 at the end of every six-month period thereafter until all of the options are vested and exercisable. Any unvested options will be cancelled if the consulting agreement is terminated by either party.

         INTERNET DEVELOPMENT AGREEMENT: On November 28, 1999, TMI entered into an internet product development agreement with BFW Advertising, Inc. whereby BFW Advertising will design and prepare a specialized interactive web site for the purpose of electronic commerce, marketing and promotion of TMI's subsidiary CACI. This agreement provides for payment of cash and shares of capital stock, payable in three equal installments. The total contract price for project application design and development is $84,960 (subject to price adjustments due to change orders), of which $28,800 shall be paid in cash and $56,160 in capital stock. The cash portion of the compensation shall be paid in three installment payments of $12,000, $8,800 and $8,000 on the payment milestones stated in the agreement and the $56,160 in capital stock shall be transferred in a single transaction upon final acceptance of the project, at the then market price of the shares so transferred. Any future price adjustments of the original contract price are payable 40% in cash and 60% in capital stock. In fiscal year 1999, a cash payment of $12,000 was made.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

         INVESTOR RELATIONS AGREEMENT: On December 2, 1999, TMI entered into an investor relations agreement with InsiderStreet.com, Inc. whereby InsiderStreet.com, Inc. provides a TMI listing on their home page, development of a corporate profile with an investor inquiry function, listing on "Companies to Watch" section and various press releases and corporate mentions. This agreement expires in 12 months and provides for a payment of $2,500 plus 125,000 restricted shares of common stock. The cash payment of $2,500 was made in the 1999 fiscal year ending December 26, 1999. On December 27, 1999 (fiscal year
2000), 125,000 restricted common shares were issued which were valued at $548,437 or 90% of the stock closing price. The Company has recorded the issuance of the 125,000 restricted common shares as of December 26, 1999. Amounts related to this agreement will be amortized over the twelve month period commencing December 27, 1999.

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

         In connection with the employment agreement, the President was also granted non-statutory performance options under the Company's 1996 Stock Option Plan to purchase 700,000 share of common stock. Of the total amount granted, 125,000 of such options will vest upon the opening or acquisition by the Company of the first new thrift store or related business following the consummation of the initial public offering ("IPO") and an additional 125,000 will vest when such first new thrift store or related business has operated profitably for one year. Similarly, 125,000 and 100,000 of such options will vest upon the opening or acquisition by the Company of each of the next two thrift stores or other businesses, respectively, and 125,000 and 100,000 will vest when such two thrift stores or related business, respectively, operate profitably for one year. Subject to such vesting, the options will be exercisable upon the later of (1) six months after consummation of the IPO (June 11, 1997) or (2) six months after the date of grant, and will expire 10 years from the date of grant. The exercise price of the options is $5.00 per share. As of December 26, 1999, 475,000 options were vested.

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

         Additionally, the Company had 600,000 warrants outstanding at December 27, 1998 as a

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES result of private placement transactions. In December 1998, the Company reduced the exercise price on its 1,500,000 redeemable warrants to $1.50. In 1999, a total of 10,700 Warrants were exercised at $1.50 per share and the remaining Warrants were redeemed by the Company for $.10 per Warrant.

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

         The following summarizes the activity in the 1996 Plan:

                                                                 December 26, 1999                        December 27, 1998
                                                        ------------------------------               ---------------------------
                                                                               Average                                  Average
                                                                              Exercise                                  Exercise
                                                          Shares               Price                 Shares              Price
                                                        ---------             --------               -------            --------
         STOCK OPTIONS
         Options at beginning of year                   1,566,805             $   3.18               915,000            $   3.83
         Options granted                                  150,065             $   3.82               651,805            $   1.61
         Options exercised                                (31,510)            $   2.06                    --                  --
         Options cancelled                               (348,293)            $   1.41                    --                  --
         Options  at end of year                        1,377,067             $   4.02             1,566,805            $   3.18
         At end of year:
         Shares exercisable                               834,705             $   3.62               521,758            $   3.38
         Weighted average fair value
         of options granted during the year                    --             $   1.07                    --            $   1.00



         The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its employee stock options as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," and, accordingly, recognized no compensation

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES expense for the stock option grants to employees when the market price on the underlying stock on the date of grant equals the exercise price of the Company's employee stock option. Stock option grants issued to non-employees are accounted for in accordance with SFAS No. 123.

         The stock options generally vest over a two year period and expire from 5 or 10 years from the date of grant.

         The Company issued options to acquire 113,065 restricted shares to employees during 1999 and 561,805 in 1998. The Company issued options to acquire 37,000 shares to non-employees during 1999 and 90,000 in 1998. Vesting periods range from the date of grant to two years. The Company did not recognize any compensation expense related to options issued to employees during 1999 and 1998. The Company recognized compensation expense amounting to $1,898 related to options issued to non-employees in 1999 and $95,200 in 1998.

         The following summarizes options outstanding at December 26, 1999:

                                                         Weighted Average
                                                            Remaining          Weighted Average         Number
     Range of Exercise Price      Number Outstanding     Contractual Life       Exercise Price       Exercisable
     -----------------------      -----------------      ----------------      ---------------       -----------
     $1.13 - $5.625                  1,377,067               7.3 years               $4.02              834,705



         Pro forma information has been determined as if the Company had accounted for its employee stock options and restricted shares under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following range of assumptions: risk free interest rate of 7%, dividend yield of 0%, expected lives of seven years and expected volatility of .18% to .21%. Total compensation expense related to options included in pro forma net loss for the years ended December 26, 1999 and December 27, 1998, amounted to $360,040 and $596,340, respectively. Had compensation cost for the stock based compensation plan applicable to employees been determined in accordance with SFAS No. 123, the Company's net loss would have been the following amounts:

                                                              Year Ended
                                                 ----------------------------------------
                                                 December 26, 1999      December 27, 1998
                                                 -----------------      -----------------
         Net Loss, as reported                       $  679,811            $  672,444
         Pro forma net loss                             985,852             1,268,784

         Pro forma loss per common share:
          Basic and diluted                                0.45                  0.59



         The Company sponsors an employee stock ownership plan (ESOP) that covers all employees who have attained the age of 21 and have been credited with 1,000 hours of service, as defined in the plan. The Company makes annual contributions to the ESOP in such amounts as are determined by the Board of Directors. As of March 20, 2000, the Company has not made any contributions to the ESOP.

NOTE 10 -- RELATED PARTY TRANSACTIONS

         Effective January 4, 1998, the Board of Directors approved an agreement providing for the prepayment of up to $130,000 of 1998 salary and bonus of the Company's President with interest to be paid monthly at an annual rate of 8.5%. As of December 27, 1998, the prepaid

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES salary and bonus was $15,266.

         Effective January 1, 1999, the Board of Directors approved a new agreement providing for the prepayment of up to $155,266 of future bonuses of the Company's President with interest to be paid monthly at an annual rate of 8.0% payable by December 31, 2000. The outstanding prepaid salary and bonus from 1998 was incorporated into the new agreement. As of December 26, 1999, the prepaid bonus was $63,025.

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

         In 1999 and 1998, the Company paid approximately $16,800 and $23,400, respectively, to a marketing and advertising company controlled by a member of the Board of Directors.

NOTE 11 -- SUBSEQUENT EVENT

         In March 2000, the Company completed a private placement of a 7% convertible debenture with a principal amount of $1,000,000 (the "Debenture"). The Debenture matures on March 21, 2003, and is convertible into shares of the Company's Common Stock at a conversion rate equal to the lower of (i) 80% of the five day average closing bid price as reported for the five consecutive trading days prior to the conversion date or (ii) 80% of the five day average closing bid price as reported for the five consecutive trading days prior to the issuance of the Debenture (the "Conversion Price"), subject to adjustment as provided in the Debenture. Interest on the Debenture is payable at the time of conversion in cash or in shares of the Company's common stock, at the Company's option.

         The net proceeds to the Company from the sale of the Debenture totaled $825,000. The placement agent received a cash commission of $130,000, plus reimbursement of legal fees, and a five-year warrant to purchase 50,000 shares of the Company's Common Stock at an exercise price equal to 110% of the Conversion Price of the Debenture, subject to adjustment under the terms of such warrant.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:


                                                                                                      Director
Name                               Age               Position                                           Since
----                               ---               --------                                         -------
Marc Douglas                       41                President, Chief Executive Officer                 1996
                                                     and Director

Ileen Little                       62                Vice President, Secretary and Director             1991


Stephen L. Wiley                   60                Chief Financial Officer and Director               1997


Jay M. Haft                        64                Director                                           1998


Howard L. Rothchild                65                Director                                           1999



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

         JAY M. HAFT has been a Director of the Company since January 1, 1998. Mr. Haft is a Managing General Partner of Gen Am "1" Venture Fund, an international venture capital fund, respectively. Mr. Haft is also a director of numerous public and private corporations, including RSVI, Inc., NCT Group, Inc., DCAP, Inc., Encore Medical Corporation, PC Service Source, Inc., DUSA Pharmaceuticals, Inc., and Oryx Technology Corp. He is a graduate of Yale College and Yale Law School.

         HOWARD L. ROTHCHILD has been a Director of the Company since June 1999. Mr. Rothchild is President of JES/Comm, Inc., a marketing consultant, who provides services to the Company. He is also Director of Business Development of Gold Coast Advertising, Inc., a full service advertising agency in Miami, Florida. Mr. Rothchild has over 30 years experience in marketing and advertising. He received his B.S. from University of Vermont, and his M.A. in Advertising from the University of Pittsburgh.

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

         The non-employee directors of the Company receive compensation in the form of options to purchase shares of the Company's Common Stock. The two non-employee directors of the Company were granted 35,000 stock options in 1999 at exercise prices of $1.190, $1.50, $3.125, $4.625 and $5.625 per share, the fair market values of the Common Stock on the dates of the grant. As long as they continue to serve as a director, they will receive additional grants at the then fair market price of 5,000 options at the end of each quarter and 2,000 options upon each anniversary of their appointment to the Board of Directors.

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

         During 1998, the Board of Directors established Audit and Compensation Committees. Mr. Rothchild chairs the Audit Committee and its other members currently are Messrs. Haft and Wiley. Mr. Haft chairs the Compensation Committee and its other members are Messrs. Rothchild and Douglas.

ITEM 10. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth information with respect to the total compensation earned by, or paid to, the Company's Chief Executive Officer, Chief Financial Officer and Vice President (the "Named Executive Officers"), for services rendered to the Company during 1999, 1998 and 1997. No other executive officer of the Company earned total salary and bonus in excess of $100,000 during the fiscal year ended December 26, 1999, December 27, 1998 and December 31, 1997.

                                                                                                       Long-Term
                                                                                                      Compensation
                                                        Annual Compensation                              Awards
                                   -----------------------------------------------------------        -------------
                                                                                                          Shares
                                                                                    Other Annual        Underlying
Name and Principal Position        Year            Salary($)        Bonus($)        Compensation         Options
---------------------------        -----           ---------        --------        -------------     ------------
Marc Douglas                       1999             380,666          92,241            124,570(1)               --
Chief Executive Officer            1998             346,060          88,646            111,132(1)               --
                                   1997             314,050          75,627            101,491(1)               --

Ileen Little                       1999             139,600           7,000                   (2)           20,000
Vice President and                 1998             139,600              --                   (2)               --
   Secretary                       1997             129,000              --                   (2)          177,000

Steve Wiley                        1999             137,500              --                   (2)            5,000
Chief Financial Officer            1998             137,500              --                   (2)           33,750




----------

(1) Includes advances amortized into operations as compensation, personal use of Company car, life insurance payments and payments in lieu of vacation time.
(2) Perquisites and other personal benefits paid to the Named Executive Officers for the periods indicated did not exceed 10% of the total of annual salary and bonus reported.

         EXECUTIVE EMPLOYMENT AGREEMENTS. Effective as of June 1, 1996, the Company entered into an employment agreement with Marc Douglas, its Chief Executive Officer and President, for a term of 60 months. At the end of each 12-month period of the term of the employment agreement, the term will automatically be extended for one additional 12-month period unless the Company or Mr. Douglas gives written notice to the other party at least 90 days prior to the end of each 12-month period of the intent not to renew. The employment agreement provides for a base salary subject to 10% annual automatic cost-of living increases, an annual bonus in an amount equal to 1% of the Company's annual gross revenues subsequent to the date of the agreement, and an automobile allowance of $1,500 per month. The employment agreement generally provides that Mr. Douglas will continue to receive his salary until the expiration of the term of the employment agreement if terminated by the Company for any reason other than death, disability or cause (as defined in the employment agreement), or for a period of 12 months after termination of the employment agreement as a result of his disability, and that Mr. Douglas' estate will receive a lump sum payment equal to one year's salary plus a pro rata portion of any bonus to which he is entitled upon termination of the employment agreement by reason of his death. The employment agreement also prohibits Mr. Douglas from directly or indirectly competing with the Company for one year after termination of his employment agreement for any reason other than the Company's termination of his employment without cause. If a change of control (as defined in the employment agreement) occurs, the employment agreement provides for the continued employment of Mr. Douglas until the later of three years following the change of control or the then-scheduled expiration date of the term of employment. The term "change of control," as defined in the employment agreement, generally means (i) any person's or group's acquisition of 20% or more of the combined voting power of the Company's outstanding securities, or (ii) in the event of any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, the persons who were directors of the Company prior to such transaction cease to constitute a majority of the Board of Directors following the transaction. In addition, following a change of control, if Mr. Douglas' employment is terminated by the Company other than for cause or by reason of his death or disability, or for certain specified reasons (such as a representation or diminution of duties), Mr. Douglas will receive a lump sum cash payment equal to the greater of three times the aggregate compensation paid to him during the preceding year or the remaining salary, plus any applicable bonus, payable to him for the remaining term of the agreement.

         OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 26, 1999.

                                                          Option Grants in Last Fiscal Year
                                  ----------------------------------------------------------------------------
                                  Number of
                                    Shares                 % of Total
                                  Underlying            Options Granted          Exercise or
                                   Options              to Employees in          Base Price         Expiration
          Name                    Granted(#)              Fiscal Year             ($/Share)            Year
          ----                    ----------            ---------------          -----------        ----------
Ileen Little                        20,000                    23.4%                 $4.000             2009

Stephen L. Wiley                     5,000                     5.8%                 $4.000             2009



         STOCK OPTIONS HELD AT YEAR END. The following table indicates the total number and value of exercisable and unexercisable stock options held by the Company's Named Executive Officers as of December 26, 1999. No options were exercised by the Named Executive Officers during 1999.

                                                                              Value of Unexercised
                                 Number of Unexercised                        In-the-Money Option
                               Options at Fiscal Year End                     at Fiscal Year End(1)
                           -----------------------------------          --------------------------------
Name                       Exercisable           Unexercisable          Exercisable        Unexercisable
----                       -----------           -------------          -----------        -------------
Marc Douglas                 475,000(2)             575,000(2)(3)               --            $1,312,500
Ileen Little                  30,000                 20,000(3)            $ 65,000            $   47,500
Stephen L. Wiley              27,500                  8,750(3)            $ 49,375            $   49,375



----------


(1)      Based on a closing price on December 26, 1999 of $5.00 per share.

(2) Includes 700,000 options granted to Marc Douglas in 1996 under the Company's 1996 Plan. Of the total amount granted, 125,000 of these options vested upon the opening of the Company's first thrift store following the Company IPO and 125,000 vested this year when that thrift store operated profitably for one year. Similarly, 125,000 and 100,000 of such options will vest upon the opening of each of the next two thrift stores, respectively, and 125,000 and 100,000 will vest when those two thrift stores or related businesses, respectively, operate profitably for one year. Subject to this vesting, the options were exercisable commencing June 11, 1997.

(3) Includes options granted in 1998, which will vest as follows: 30% of the shares if the Company's 1999 total sales exceed $10 million; 30% of the shares if the Company's 1999 total store expenses as a percentage of total sales is 47.5% or less and 40% of the shares if the Company's consolidated pre-tax profit is $150,000 or greater, as reflected in this Report.


         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Prior to 1998, the full Board of Directors determined the compensation for the Company's executive officers. In 1998, the Board established a Compensation Committee, which will set the compensation for the Company's executive officers. Marc Douglas, the Company's President and Chief Executive Officer, is a member of the Compensation Committee.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 20, 2000, regarding the Company's Common Stock owned of record or beneficially by
(i) each shareholder who is known by the Company to beneficially own more than of 5% of the outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group. Each shareholder listed below has sole voting and investment power.

                                              Amount
                                                and
                                             Nature of
                                            Beneficial
                                             Ownership           Percent of Common       Percent of Total
Name and Address                          of Common Stock       Beneficially Owned        Voting Power(1)
----------------                          ---------------       ------------------        ---------------

Marc Douglas                                1,630,000(2)(3)            55.8%                     76.2%
3141 W. Hallandale Beach Blvd.
Hallandale, Florida 33009

Ileen Little                                   43,000(3)                1.3%                      0.7%
3141 W. Hallandale Beach Blvd.
Hallandale, Florida 33009

Stephen L. Wiley                               32,500(3)                1.4%                      0.7%
3141 W. Hallandale Beach Blvd.
Hallandale, Florida  33009

Jay M. Haft                                    99,060(3)                4.1%                      2.0%
3141 W. Hallandale Beach Blvd.
Hallandale, Florida  33009

Howard Rothchild                                5,000(3)                0.2%                      0.1%
3141 W. Hallandale Beach Blvd.
Hallandale, Florida  33009

1997 Ileen Little                             150,000(3)                6.0%                      3.0%
Irrevocable Family Trust
c/o Barry Nelson, Esq., Trustee
19495 Biscayne Boulevard
Aventura, Florida  33180

InsiderStreet.com Inc.                        125,000                   5.3%                      2.6%
2907 Bay to Bay Boulevard
Suite 203
Tampa, FL 33629

All directors and executive                 1,809,560(2)(3)            58.3%                     76.9%
  officers as a group (five
  persons)


----------

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

(2) Does not include 150,000 shares of Common Stock underlying options held by the 1997 Ileen Little Irrevocable Family Trust (the "Trust") of which Mr. Douglas is the beneficiary. Mr. Douglas does not exercise voting or dispositive control of the shares underlying options held by the Trust. Of Mr. Douglas' total shares, 6,000 shares are held of record by Douglas Family Holdings, Inc. ("Douglas Holdings"), a corporation of which Mr. Douglas is the sole shareholder, and 400,000 shares are held of record by Douglas Family Limited Partnership, of which Douglas Holdings is the general partner.

(3)      Includes shares underlying options exercisable within 60 days.


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

         Effective January 1, 1999, the Board of Directors approved a new agreement providing for the prepayment of up to $155,266 of future bonuses of the Company's President with interest to be paid monthly at an annual rate of 8.0% payable by December 31, 2000. The outstanding prepaid salary and bonus from 1998 was incorporated into the new agreement. As of December 26, 1999, the prepaid bonus was $63,025

         CONSULTING AGREEMENTS

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


     EXHIBIT NO.        DESCRIPTION OF EXHIBIT
     -----------        ----------------------
          3.1           Amended and Restated Articles of Incorporation of the Company(1)
          3.2           Amended and Restated Bylaws of the Company(1)
          4.1           Statement of Designation of Series A Preferred Stock(1)
          4.2           Form of Common Stock Certificate(1)
          4.3           Form of Warrant Agent Agreement with attached Form of Warrant(1)
          4.4           7% Convertible Debenture in the principal amount of $1,000,000(3)
         10.1           Employment Agreement with Marc Douglas*(1)
         10.2           1996 Stock Option Plan, as amended*(2)
         10.3           Agreement to Purchase Salvageable Property between Hallandale Thrift, Inc., d/b/a the Jewish
                        Bargain Thrift Shop, and Temple in the Pines, d/b/a Beth Ahm Israel, as amended(1)
         10.4           Agreement to Solicit Salvageable Property between Hallandale Thrift Management, Inc. and Temple in the Pines, d/b/a Beth Ahm Israel, as amended(1)
         10.5           Agreement to Purchase Salvageable Property between Thrift Shops of South Broward, Inc. d/b/a
                        Community Thrift Shop, Thrift Shops of West Dade, Inc. and Missing Children Awareness
                        Foundation, Inc., as amended(1)
         10.6           Agreement to Solicit Salvageable Property between the Company and Missing Children Awareness
                        Foundation, Inc., as amended(1)
         10.7           Consulting agreement dated January 1, 1998 between the Company and Jay M. Haft(4)
         10.8           Promissory Note dated May 8, 1998 from Marc Douglas, as maker, to the Company(6)
         10.9           Agreement to Solicit Property between Hallandale Thrift Management, Inc. and Samuel M. and Helen
                        Soref Jewish Community Center, Inc. dated April 8, 1998(2)
        10.10           Agreement to Purchase Property between Thrift Shops of North  Lauderdale, Inc. and Samuel M. and
                        Helen Soref Jewish Community Center, Inc. dated April 8, 1998(2)
        10.11           Amendment dated January 1, 2000 by and between the Company and the Missing Children Awareness
                        Foundation, Inc.(3)
        21.1            Subsidiaries of the Registrant(3)
        27.1            Financial Data Schedule (SEC use only) (3)


----------


*   Management compensation plan or arrangement

(1) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form SB-2 (File No. 333-5190-A).

(2) Incorporated by reference from the exhibit filed with the Company's Post-Effective Amendment No. 2 to Form SB-2.

(3)  Filed herewith.

(4) Incorporated by reference from the exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 27, 1998.

(5) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

(6) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended March 29, 1998.

         (b) The Company did not file any Reports on Form 8-K during the fourth quarter of the year ended December 26, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THRIFT MANAGEMENT, INC.

Date:  March 27, 2000              By: /s/ Marc Douglas
                                       --------------------------------
                                       Marc Douglas, President and
                                       Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




Dated:  March 27, 2000             By: /s/ Marc Douglas
                                       --------------------------------
                                       Marc Douglas, President, Chief Executive
                                       Officer and Chairman of the Board of
                                       Directors (Principal executive officer)



Dated:  March 27, 2000             By: /s/ Stephen L. Wiley
                                       --------------------------------
                                       Stephen L. Wiley, Chief Financial Officer
                                       and Director (Principal financial and
                                       accounting officer)



Dated:  March 27, 2000             By: /s/ Ileen Little
                                       --------------------------------
                                       Ileen  Little,  Vice President, Secretary
                                       and Director



Dated:                             By:
                                       --------------------------------
                                       Jay M. Haft, Director



Dated:  March 27, 2000             By: /s/ Howard L. Rothchild
                                       --------------------------------
                                       Howard L. Rothchild, Director