Form 10QSB
period 2000-03-26
THRIFT MANAGEMENT INC
filed 2000-05-10
CIK 1016611

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 26, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________.

                        Commission File Number 000-30011


                             THRIFT MANAGEMENT, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Florida                                 65-0309540
    ---------------------------------                 -------------------
      (State or other jurisdiction                      (IRS Employer
    of incorporation or organization)                 Identification No.)


                       3141 W. Hallandale Beach Boulevard
                              Hallandale, FL 33009
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (954) 985-8430

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  [X]              No [ ]

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date: At May 8, 2000, there were outstanding 2,347,210 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format:  Yes  [ ]    No [X]

                             THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of March 26, 2000 (Unaudited) ..............................       1
Consolidated Statements of Operations for the Three Months ending March 26, 2000 and
     March 28, 2000 (unaudited) ..........................................................       2
Consolidated Statements of Cash Flows for the Three Months ended
     March 26, 2000 and March 28, 1999 (Unaudited) .......................................       3
Notes to Consolidated Financial Statements (Unaudited) ...................................       4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation ...............................................       7

PART II - OTHER INFORMATION

Item 2. Changes in Securities ............................................................      10
Item 6. Exhibits and Reports on Form 8-K .................................................      10

Signatures ...............................................................................      11


                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                               March 26, 2000
                                                               --------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                  $ 1,135,577
     Merchandise inventories                                        560,686
     Prepaid expenses                                               556,309
                                                                -----------

          TOTAL CURRENT ASSETS                                    2,252,572

EQUIPMENT, FIXTURES AND IMPROVEMENTS, net                           918,710

PREPAID EXPENSES - NON CURRENT                                      115,708

DEFERRED TAX ASSETS                                                 311,000

OTHER ASSETS                                                         96,879
                                                                -----------
          TOTAL ASSETS                                          $ 3,694,869
                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               347,651
     Accrued expenses                                               279,418
                                                                -----------

          TOTAL CURRENT LIABILITIES                                 627,069

LONG TERM LIABILITIES
     7% Convertible Debentures                                    1,000,000
                                                                -----------
          TOTAL LIABILITIES                                       1,627,069

STOCKHOLDERS' EQUITY
     Preferred stock: $.01 par value, authorized 1,500,000
          shares, issued and outstanding 250,000 shares               2,500
     Common stock: $.01 par value, authorized 15,000,000
          shares, issued and outstanding 2,347,210 shares            23,472
     Additional paid-in capital                                   3,706,041
     Accumulated deficit                                         (1,664,213)
                                                                -----------
          TOTAL STOCKHOLDERS' EQUITY                              2,067,800
                                                                -----------

          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                             $ 3,694,869
                                                                ===========





See accompanying notes.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                               Three Months Ended
                                       --------------------------------
                                       March 26, 2000    March 28, 1999
                                       --------------    --------------
Net sales                                $ 2,449,296       $ 2,536,624

Cost of goods sold                         1,459,622         1,566,129
                                         -----------       -----------

GROSS PROFIT                                 989,674           970,495

Selling, general and administrative
     expenses                              1,229,032         1,052,830
Officer's bonus incentive                     24,726            25,858
                                         -----------       -----------

          TOTAL OPERATING EXPENSES         1,253,758         1,078,688
                                         -----------       -----------

          (LOSS) FROM OPERATIONS            (264,084)         (108,193)

Interest expense                               1,151                --
Interest income                               (5,221)           (6,957)
                                         -----------       -----------
          (LOSS) BEFORE INCOME
               TAX (BENEFIT)                (260,014)         (101,236)

Income tax (benefit)                              --           (38,095)
                                         -----------       -----------
          NET (LOSS)                     $  (260,014)      $   (63,141)
                                         ===========       ===========

 (Loss)  per share:
      Basic:
           Net (loss)                    $     (0.11)      $     (0.03)
                                         ===========       ===========
      Diluted:
           Net (loss)                    $     (0.11)      $     (0.03)
                                         ===========       ===========
 Weighted average number of shares:
      Basic:                               2,343,460         2,185,700
                                         ===========       ===========
      Diluted:                             2,343,460         2,185,700
                                         ===========       ===========



 See accompanying notes.

                THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Three Months Ending
                                                                            -----------------------------
                                                                              March 26,         March 28,
                                                                                2000              1999
                                                                            -----------       -----------
Cash flows from operating activities:
     Net (loss)                                                             $  (260,014)      $   (63,141)
     Adjustments to reconcile net (loss) to
          net cash used in operating activities:
               Depreciation and amortization                                     40,627            41,097
               Amortization of prepaid consulting expenses paid
                       with common stock                                        137,109                --
               Deferred income tax (benefit)                                         --           (38,095)
               Stock options issued to directors for services                    40,930                --

       Changes in assets and liabilities
               Decrease(Increase) in merchandise inventories                     27,855           (45,813)
               (Increase)Decrease in prepaid expenses and other assets         (163,097)           79,534
               Increase(Decrease) in accounts payable                             2,722           (73,316)
               Increase in accrued expenses                                     128,023           101,952
               Increase in accrued income taxes                                      --               178
                                                                            -----------       -----------

                    Total adjustments                                           214,169            65,537
                                                                            -----------       -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                             (45,845)            2,396
                                                                            -----------       -----------

Cash flows from investing activities:
     Purchase of property and equipment                                         (16,494)         (120,962)
                                                                            -----------       -----------

NET CASH (USED IN) INVESTING ACTIVITIES                                         (16,494)         (120,962)
                                                                            -----------       -----------

Cash flows from financing activities:
     Advances to stockholder, net                                                    --            15,789
     Warrants exercised                                                              --            16,050
     Warrants redeemed                                                               --          (148,930)
     Options exercised                                                           11,250                --
     Net proceeds from Convertible Debenture                                  1,000,000                --
                                                                            -----------       -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           1,011,250          (117,091)
                                                                            -----------       -----------


                NET INCREASE (DECREASE) IN CASH                                 948,911          (235,657)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 186,666           873,341
                                                                            -----------       -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                   $ 1,135,577       $   637,684
                                                                            ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

          Cash paid during the period for:
               Interest                                                     $        --       $        --
                                                                            ===========       ===========
               Income taxes                                                 $        --       $        --
                                                                            ===========       ===========




 See accompanying notes.

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

         The results of operations for the three months ended March 26, 2000 are not necessarily indicative of the results to be expected for the full year.

         These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the year ended December 26, 1999 of Thrift Management, Inc. (the "Company").

(2)      ORGANIZATION

         The consolidated financial statements at March 26, 2000 and March 28, 1999 include the accounts of the Company, Hallandale Thrift Management, Inc. ("HTMI"), Thrift Shops of South Broward, Inc. ("TSSB"), Thrift Shops of West Dade, Inc. ("TSWD"), Hallandale Thrift, Inc. ("HTI"), North Broward Consignment, Inc. ("NBCI"), Thrift Shops of North Lauderdale, Inc. ("TSNL"), Thrift Retail, Inc. ("TRI"), Thrift Management Canada, Inc. ( "TMCI"), Thrift Export, Inc. ("TEI"), Thrift Holdings, Inc. ("THI") and Collectiblesandart.com, Inc. ("CACI"). (HTMI, TSSB, TSWD, HTI, NBCI, TSNL, TRI, TMCI, TEI, THI and CACI are collectively referred to herein as the "Subsidiaries.") All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)      STOCKHOLDERS' EQUITY

         On November 28, 1999, TMI entered into an internet product development agreement with BFW Advertising, Inc. whereby BFW Advertising will design and prepare a specialized interactive web site for the purpose of electronic commerce, marketing and promotion of TMI's subsidiary CACI. This agreement provides for payment of cash and shares of capital stock. The total contract price for project application design and development is $84,960 (subject to price adjustments due to change orders), of which $28,800 shall be paid in cash and $56,160 in capital stock. The cash portion of the compensation shall be paid in three installment payments of

$12,000, $8,000 and $8,000 on the payment milestones stated in the agreement and the $56,160 in capital stock shall be issued in a single transaction upon final acceptance of the project, at the then-market price of the shares issued. Any future price adjustments of the original contract price are payable 40% in cash and 60% in capital stock. No payment related to this agreement was made in the three months ended March 26, 2000.

         On December 2, 1999, TMI entered into an investor relations agreement with InsiderStreet.com, Inc. whereby InsiderStreet.com, Inc. provides TMI with various financial services, including a listing on their home page, development of a corporate profile with an investor inquiry function, listing on "Companies to Watch" section and assistance with preparation of press releases and corporate mentions. This agreement expires in 12 months and provides for a payment of $2,500 plus 125,000 restricted shares of common stock. The cash payment of $2,500 was made in the 1999 fiscal year. On December 27, 1999 (fiscal year 2000), 125,000 restricted common shares were issued which were valued at $548,437 or 90% of the stock closing price. The Company has recorded the issuance of the 125,000 restricted common shares as of December 26, 1999. Amounts related to this agreement are being amortized over the twelve-month period commencing December 27, 1999. Amortization expense related to this agreement recorded in the three months ended March 26, 2000 amounted to $137,109.

         During March 2000, a total 5,000 shares of common stock were issued as a result of the exercise of stock options granted to employees under the 1996 Stock Option Plan. Total consideration received by the Company amounted to $11,250.

         On March 21, 2000, the Company completed a private placement of a 7% convertible debenture with a principal amount of $1,000,000 (the "Debenture"). The Debenture matures on March 21, 2003, and is automatically convertible into shares of the Company's Common Stock at a conversion rate equal to the lower of
(i) 80% of the five day average closing bid price as reported for the five consecutive trading days prior to the conversion date or (ii) 80% of the five day average closing bid price as reported for the five consecutive trading days prior to the issuance of the Debenture (the "Conversion Price"), subject to adjustment as provided in the Debenture. Interest on the Debenture is payable at the time of conversion in cash or in shares of the Company's common stock, at the Company's option.

         The net proceeds to the Company from the sale of the Debenture totaled $825,000. The placement agent received a cash commission of $130,000, plus reimbursement of legal fees, and a five-year warrant to purchase 50,000 shares of the Company's common stock at an exercise price equal to 110% of the Conversion Price of the Debenture, subject to adjustment under the terms of such warrant. The expenses related to this agreement are being amortized over the 36-month period commencing March 21, 2000. Amortization expenses recorded in the three months ended March 26, 2000 amounted to $959.

(4)      CASH AND CASH EQUIVALENTS

         At March 26, 2000, the Company had cash and investments in various bank money market accounts and non-operating accounts with an aggregate value of $1,135,577.

(5)      STOCK OPTION PLAN

         In 2000, the Company granted a total of 12,000 stock options to its outside directors under the Company's 1996 Stock Option Plan at exercise prices equal to the fair market value of the common stock on dates of the grant. These options generally vest next year and expire not later than 2005. The Company recognized compensation expense amounting to $40,930 related to options issued to non-employees in the three months ending March 26, 2000.

(6)      COMMITMENTS

         As part of the Company's program of operating manned donation trailers as a source of donated merchandise, the Company has entered into monthly rental agreements to rent space in parking lots of shopping centers. At the end of the first quarter of 2000, monthly rental payments required by such agreements totaled approximately $600.

         In January 1999, the Company's Board of Directors approved the prepayment of up to $155,266 of the 1999 salary and bonus to be paid to the Company's President. Such prepayment bears interest at the annual rate of 8.0% until paid in full on or before the due date of December 31, 2000. Prepaid expenses as of March 26, 2000 include $38,647 in prepaid bonus to the Company's President.

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

GENERAL

         The Company currently operates seven retail thrift stores that offer new and used articles of clothing, furniture, miscellaneous household items and antiques. The Company obtains its merchandise primarily from two sources: (i) purchase contracts with charitable organizations and (ii) various independent contract collectors from whom the Company purchases merchandise in bulk. The Company is registered with the State of Florida as a professional solicitor. Items from the stores that remain unsold are sold in bulk to exporters, which ship the items to countries throughout the Caribbean, Central and South America, and Eastern Europe.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 26, 2000 AND MARCH 28, 1999

         Revenues for the three months ended March 26, 2000 and March 28, 1999 totaled $2,449,296 and $2,536,624, respectively. Sales decreased $87,328, or 3.4%, for the first quarter of 2000 compared to the first quarter of 1999. The same-store sales for the three months decreased 5.4%, as compared to the 1999 period. The Company continues to adjust its pricing and promotional strategies in an effort to improve its sales.

         The Company's gross profit for the first quarter of 2000 increased $19,179, or 2.0%, to $989,674 from $970,495 for the first quarter of 1999. The increase in the gross profit margin from 38.3% in the first quarter of 1999 to 40.4% in the first quarter of 2000 is attributable to the decrease in the cost of goods sold. This decrease was due primarily to the expansion of the Company's solicitation efforts. The Company reduced its merchandise purchased from independent contract collectors by 58% in the first quarter of 2000 as compared to the first quarter of 1999.

         Operating expenses for the first quarter of 2000 increased an aggregate of $175,070, or 16.2%, to $1,253,758 from $1,078,688 for the first quarter of
1999, reflecting the impact of various expenses incurred for the first time in the first quarter of 2000, as described below.

         Operating expenses for the three months ending March 26, 2000 include:
$137,109 in amortization of investor relations consulting expenses paid with common stock; $40,930 in compensation expense related to stock options issued to outside directors for services; $959 in amortization of debenture expenses; and $48,539 in start-up expenses of the Company's new internet subsidiary, Collectiblesandart.com, Inc. These additional $227,537 in operating expenses were offset by a decrease in store operating expenses amounting to $50,338 and a decrease in corporate overhead amounting to $2,129. These additional operating expenses in the first quarter of 2000 contributed to the Company's $260,014 net loss for the quarter.

         Although the thrift stores sales decreased 3.4% in the three months ending March 26, 2000 as compared to the three months ending March 28, 1999, the 2.0% increase in gross profit combined with the 7.0% reduction in store operating expenses resulted in 16.6% increase in store profit before corporate overhead.

LIQUIDITY AND CAPITAL RESOURCES

         At March 26, 2000 the Company had working capital of $1,625,503 as compared to working capital of $923, 350 at December 26, 1999.

         Cash and cash equivalents at March 26, 2000 totaled $1,135,577, an increase of $948,911, as compared to $186,666 at December 26, 1999. Net cash used in operating activities totaled $45,845 for the three months ending March 26, 2000, as compared to $2,396 net cash provided by operating activities for the three months ending March 28, 1999. The cash used in the purchase of property and equipment totaled $16,494. The net cash provided by financing activities in the first quarter of 2000 was $1,011,250, primarily the result of issuing of the convertible debenture, whereas in 1999 the $117,091 net cash used in financing activities was primarily the redemption of warrants partially offset by the exercise of warrants and options plus the repayment of advances to stockholder. The Company believes that its current capital resources, together with the expected cash flow from its operations, will be sufficient to meet its anticipated working capital requirements through 2000. There can be no assurances, however, that such will be the case.

         The Company is currently seeking sources of additional capital for general corporate purposes as well as the start-up of its new subsidiary, Collectiblesandart.com, Inc. There can be no assurance that the Company will be able to obtain additional capital upon terms acceptable to it or that the amount obtained will be sufficient for the needs of the Company.

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

PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

         In the first quarter of 2000, the Company granted options to purchase an aggregate of 12,000 shares of the Company's common stock to the Company's outside directors pursuant to the Company's 1996 Stock Option Plan. The options are exercisable at exercise prices equal to the fair market value of the common stock on the dates of grant. The options expire no later than 2005. These grants of options were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company did not pay fees or commissions in connection with these issuances.

         The Company also issued an aggregate of 125,000 shares of the Company's common stock to an unaffiliated third party in exchange for consulting services. The Company did not pay fees or commissions in connection with this issuance. This issuance was exempt from registration pursuant to
Section 4(2) of the Securities Act.

         In April 2000, the Company issued 200,000 shares of its common stock to an unaffiliated third party in exchange for services to be rendered to the Company over a one year period. The Company did not pay fees or commissions in connection with this issuance. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

         In April 2000, the Company also issued five-year warrants to purchase 120,000 shares of the Company's Common Stock at an exercise price of $1.50 to a business consulting corporation in payment for services to be rendered to the Company over a one year period. The Company did not pay fees or commissions in connection with this issuance. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

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

                                THRIFT MANAGEMENT, INC.



                                By: /s/ Marc Douglas
                                    -------------------------------------------
                                    Marc Douglas, President and Chief Executive
                                    Officer (Principal Executive Officer)
Date:  May 10, 2000



                                By: /s/ Stephen L. Wiley
                                    -------------------------------------------
                                    Stephen L. Wiley, Chief Financial
                                    Officer (Principal Financial Officer)