Form 10KSB40/A
period 1999-12-26
THRIFT MANAGEMENT INC
filed 2000-05-19
CIK 1016611

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A
                               (AMENDMENT NO. 1)

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

         The following summarizes the activity in the 1996 Plan:

                                                                 December 26, 1999                        December 27, 1998
                                                        ------------------------------               ---------------------------
                                                                               Average                                  Average
                                                                              Exercise                                  Exercise
                                                          Shares               Price                 Shares              Price
                                                        ---------             --------               -------            --------
         STOCK OPTIONS
         Options at beginning of year                   1,566,805             $   3.18               915,000            $   3.83
         Options granted                                  150,065             $   3.82               651,805            $   1.61
         Options exercised                                (31,510)            $   2.06                    --                  --
         Options cancelled                               (348,293)            $   1.41                    --                  --
         Options  at end of year                        1,337,067             $   4.02             1,566,805            $   3.18
         At end of year:
         Shares exercisable                               834,705             $   3.62               521,758            $   3.38
         Weighted average fair value
         of options granted during the year                    --             $   1.07                    --            $   1.00



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

         The following summarizes options outstanding at December 26, 1999:

                                                         Weighted Average
                                                            Remaining          Weighted Average         Number
     Range of Exercise Price      Number Outstanding     Contractual Life       Exercise Price       Exercisable
     -----------------------      -----------------      ----------------      ---------------       -----------
     $1.13 - $5.625                  1,337,067               7.3 years               $4.02              834,705



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

         JES/Comm, Inc. ("JES"), of which Mr. Rothchild is president, provides the Company general advertising services. The Company does not have a written agreement with JES but rather obtains its services on an individual project basis. JES bills each individual project based on its standard rates. In fiscal 1999, the Company paid a total of $16,817 for the advertising services rendered by JES.

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

                                                                                                       Long-Term
                                                                                                      Compensation
                                                        Annual Compensation                              Awards
                                   -----------------------------------------------------------        -------------
                                                                                                          Shares
                                                                                    Other Annual        Underlying
Name and Principal Position        Year            Salary($)        Bonus($)        Compensation         Options
---------------------------        -----           ---------        --------        -------------     ------------
Marc Douglas                       1999             380,666          92,241            124,570(1)               --
Chief Executive Officer            1998             346,060          88,646            111,132(1)          105,000(3)
                                   1997             314,050          75,627            101,491(1)               --

Ileen Little                       1999             139,600           7,000                   (2)           20,000
Vice President and                 1998             139,600              --                   (2)           23,000(3)
   Secretary                       1997             129,000              --                   (2)          150,000

Steve Wiley                        1999             137,500              --                   (2)            5,000
Chief Financial Officer            1998             137,500              --                   (2)            3,750(3)




----------

(1) Includes advances amortized into operations as compensation, personal use of Company car, life insurance payments and payments in lieu of vacation time.
(2) Perquisites and other personal benefits paid to the Named Executive Officers for the periods indicated did not exceed 10% of the total of annual salary and bonus reported.
(3) Reflects the 30% portion of options granted in 1998 that vested as of December 26, 1999 as a result of the Company's achieving one of three performance criteria. The remaining 70% of the options granted in 1998 did not vest and have been cancelled because the Company did not meet the other two performance criteria.

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

                                                                              Value of Unexercised
                                 Number of Unexercised                        In-the-Money Option
                               Options at Fiscal Year End                     at Fiscal Year End(1)
                           -----------------------------------          --------------------------------
Name                       Exercisable           Unexercisable          Exercisable        Unexercisable
----                       -----------           -------------          -----------        -------------
Marc Douglas                 580,000(2)(3)         225,000(2)             $393,750            $       --
Ileen Little                  33,000(3)             10,000                $ 76,250            $   10,000
Stephen L. Wiley              31,250(3)              2,500                $ 63,438            $    2,500



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

(3) Reflects the 30% portion of options granted in 1998 that vested as of December 26, 1999 as a result of the Company's achieving one of three performance criteria. The remaining 70% of the options granted did not vest and have been cancelled because the Company did not meet the other two performance criteria.


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

(3) Incorporated by reference from the exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 26, 1999.

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

                                   THRIFT MANAGEMENT, INC.

Date:  May, 16, 2000               By: /s/ Marc Douglas
                                       --------------------------------
                                       Marc Douglas, President and
                                       Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




Dated:  May 16, 2000               By: /s/ Marc Douglas
                                       --------------------------------
                                       Marc Douglas, President, Chief Executive
                                       Officer and Chairman of the Board of
                                       Directors (Principal executive officer)



Dated:  May 16, 2000               By: /s/ Stephen L. Wiley
                                       --------------------------------
                                       Stephen L. Wiley, Chief Financial Officer
                                       and Director (Principal financial and
                                       accounting officer)



Dated:  May 16, 2000               By: /s/ Ileen Little
                                       --------------------------------
                                       Ileen  Little,  Vice President, Secretary
                                       and Director



Dated:                             By:
                                       --------------------------------
                                       Jay M. Haft, Director



Dated:  May 16, 2000               By: /s/ Howard L. Rothchild
                                       --------------------------------
                                       Howard L. Rothchild, Director