Form 10QSB
period 2000-06-25
THRIFT MANAGEMENT INC
filed 2000-08-09
CIK 1016611

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 25, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                          Commission File No. 000-30011

                             THRIFT MANAGEMENT, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Florida                                             65-0309540
     -----------------------                                     ----------
  (State or Other Jurisdiction of                           ( I.R.S. Employer
  Incorporation or Organization)                            Identification No.)


                       3141 W. Hallandale Beach Boulevard
                            Hallandale, Florida 33009
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

          Issuer's telephone number, including area code: 954-985-8430
                                                         --------------

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practical date: At July 31, 2000, there were outstanding 2,547,210 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format:     YES  [ ]    NO  [X]

                             THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB


                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet as of June 25, 2000 (unaudited) .........................    3

Consolidated Statements of Operations for the Three Months and
  the Six Months ended June 25, 2000 and June 27, 1999 (unaudited) .................    4

Consolidated Statements of Cash Flows for the Six Months ended
  June 25, 2000 and June 27, 1999 (unaudited) ......................................    5

Notes to Consolidated Financial Statements (unaudited) .............................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .................................................    9

PART II - OTHER INFORMATION

Item 2.  Changes in Securities .....................................................   12
Item 4.  Submission of Matters to a Vote of Security Holders .......................   13
Item 6.  Exhibits and Reports on Form 8-K ..........................................   13

Signatures .........................................................................   14


                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                      June 25, 2000
                                                                                      -------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                         $   633,365
     Merchandise inventories                                                               545,818
     Prepaid expenses                                                                      934,348
                                                                                       -----------
          TOTAL CURRENT ASSETS                                                           2,113,531

EQUIPMENT, FIXTURES AND IMPROVEMENTS, net                                                  886,112

PREPAID EXPENSES - NON-CURRENT                                                             101,164

DEFERRED TAX ASSET                                                                         311,000

OTHER ASSETS                                                                                87,491
                                                                                       -----------
          TOTAL ASSETS                                                                 $ 3,499,298
                                                                                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                      246,924
     Accrued expenses                                                                      270,197
                                                                                       -----------
          TOTAL CURRENT LIABILITIES                                                        517,121

LONG-TERM LIABILITIES
     7% Convertible Debentures                                                           1,000,000
                                                                                       -----------
          TOTAL LIABILITIES                                                              1,517,121

STOCKHOLDERS' EQUITY
     Preferred stock: $.01 par value, authorized 1,500,000
          shares, issued and outstanding 250,000 shares                                      2,500
     Common stock: $.01 par value, authorized 15,000,000
          shares, issued and outstanding 2,347,210 shares                                   25,472
     Additional paid-in capital                                                          4,318,685
     Accumulated deficit                                                                (2,364,480)
                                                                                       -----------
          TOTAL STOCKHOLDERS' EQUITY                                                     1,982,177
                                                                                       -----------

          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                                    $ 3,499,298
                                                                                       ===========


See accompanying notes.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Three Months Ended               Six Months Ended
                                                                       -----------------------------    ---------------------------
                                                                       June 25, 2000    June 27,1999    June 25, 2000  June 27,1999
                                                                       -------------    ------------    -------------  ------------
Net sales                                                               $ 2,153,701     $ 2,273,741     $ 4,602,997     $ 4,810,365

Cost of goods sold                                                        1,367,259       1,439,039       2,826,881       3,005,168
                                                                        -----------     -----------     -----------     -----------
GROSS PROFIT                                                                786,442         834,702       1,776,116       1,805,197

Selling, general and administrative
     expenses                                                             1,465,032         942,574       2,694,064       1,995,404
Officer's bonus incentive                                                    21,528          22,702          46,254          48,559
                                                                        -----------     -----------     -----------     -----------

          TOTAL OPERATING EXPENSES                                        1,486,560         965,276       2,740,318       2,043,963
                                                                        -----------     -----------     -----------     -----------

          (LOSS) FROM OPERATIONS                                           (700,118)       (130,574)       (964,202)       (238,766)

Interest expense                                                             17,453              --          18,604              --
Interest income                                                             (17,304)        (10,207)        (22,525)        (17,164)
                                                                        -----------     -----------     -----------     -----------
          (LOSS) BEFORE INCOME
               TAX (BENEFIT)                                               (700,267)       (120,367)       (960,281)       (221,602)

Income tax (benefit)                                                             --         (45,294)             --         (83,389)
                                                                        -----------     -----------     -----------     -----------
          NET (LOSS)                                                    $  (700,267)    $   (75,073)    $  (960,281)    $  (138,213)
                                                                        ===========     ===========     ===========     ===========

 (Loss) per share:
      Basic:
           Net (loss)                                                   $     (0.28)    $     (0.03)    $     (0.40)    $     (0.06)
                                                                        ===========     ===========     ===========     ===========
      Diluted:
           Net (loss)                                                   $     (0.28)    $     (0.03)    $     (0.40)    $     (0.05)
                                                                        ===========     ===========     ===========     ===========
 Weighted average number of shares:
      Basic:                                                              2,497,210       2,185,700       2,430,781       2,185,700
                                                                        ===========     ===========     ===========     ===========

      Diluted:                                                            2,497,210       2,709,476       2,430,781       2,709,476
                                                                        ===========     ===========     ===========     ===========

 See accompanying notes.

                 THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Six Months Ending
                                                                                ------------------------------------
                                                                                     June 25,              June 27,
                                                                                       2000                  1999
                                                                                ------------------        ----------
Cash flows from operating activities:
     Net (loss)                                                                    $  (960,281)          $  (138,213)
     Adjustments to reconcile net (loss) to
          net cash used in operating activities:
               Depreciation and amortization                                            86,593                79,539
               Amortization of prepaid consulting expenses paid
                       with common stock and warrants                                  376,166                    --
               Deferred income tax (benefit)                                                --               (83,389)
               Stock options issued to directors and a
                       consultant for services                                         117,757                    --
       Changes in assets and liabilities:
               Decrease (Increase) in merchandise inventories                           42,723               (45,813)
               (Increase) Decrease in prepaid expenses and other assets               (218,869)               63,860
               (Decrease) in accounts payable                                          (98,005)             (122,220)
               Increase (Decrease) in accrued expenses                                 118,801                (6,234)
               Decrease in refundable income taxes                                          --                42,400
                                                                                   -----------           -----------

                    Total adjustments                                                  425,166               (71,857)
                                                                                   -----------           -----------

NET CASH (USED IN) OPERATING ACTIVITIES                                               (535,115)             (210,070)
                                                                                   -----------           -----------
Cash flows from investing activities:
     Purchase of property and equipment                                                (29,436)             (139,563)
                                                                                   -----------           -----------

NET CASH (USED IN) INVESTING ACTIVITIES                                                (29,436)             (139,563)
                                                                                   -----------           -----------

Cash flows from financing activities:
     Advances to stockholder, net                                                           --                31,578
     Warrants exercised                                                                     --                16,050
     Warrants redeemed                                                                      --              (148,930)
     Options exercised                                                                  11,250                    --
     Proceeds from Convertible Debenture                                             1,000,000                    --
                                                                                   -----------           -----------

NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES                                 1,011,250              (101,302)
                                                                                   -----------           -----------

                NET INCREASE (DECREASE) IN CASH                                        446,699              (450,935)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                        186,666               873,341
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $   633,365           $   422,406
                                                                                   ===========           ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

          Cash paid during the period for:
               Interest                                                            $        --           $        --
                                                                                   ===========           ===========
               Income taxes                                                        $        --           $        --
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

       The results of operations for the three and six months ended June 25, 2000 are not necessarily indicative of the results to be expected for the full year.

       These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the year ended December 26, 1999 of Thrift Management, Inc. (the "Company" or "TMI").

(2)    ORGANIZATION

       The consolidated financial statements at June 25, 2000 and June 27, 1999 include the accounts of the Company, Hallandale Thrift Management, Inc. ("HTMI"), Thrift Shops of South Broward, Inc. ("TSSB"), Thrift Shops of West Dade, Inc. ("TSWD"), Hallandale Thrift, Inc. ("HTI"), North Broward Consignment, Inc. ("NBCI"), Thrift Shops of North Lauderdale, Inc. ("TSNL"), Thrift Retail, Inc. ("TRI"), Thrift Management Canada, Inc. ("TMCI"), Thrift Export, Inc. ("TEI"), Thrift Holdings, Inc. ("THI") and Collectiblesandart.com, Inc. ("CACI"). (HTMI, TSSB, TSWD, HTI, NBCI, TSNL, TRI, TMCI, TEI, THI and CACI are collectively referred to herein as the "Subsidiaries"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)    STOCKHOLDERS' EQUITY

       On November 28, 1999, TMI entered into an internet product development agreement with BFW Advertising, Inc. whereby BFW Advertising will design and prepare a specialized interactive web site for the purpose of electronic commerce, marketing and promotion of TMI's subsidiary CACI. This agreement provides for payment of fees in the form of cash and shares of capital stock. The total contract price for project application design and development is $84,960 (subject to price adjustments due to change orders), of which $28,800 shall be paid in cash and $56,160 in capital stock. The cash portion of the compensation is payable in three installment payments of $12,000, $8,800 and $8,000 on the payment milestones stated in the agreement and the $56,160 in capital stock shall be issued in a single transaction upon final acceptance of the project, at the then-market price of the shares so issued. Any future price adjustments of the original contract price are payable 40% in cash and 60% in capital stock. The second cash payment of $8,800 related to this agreement was made in the six months ended June 25, 2000.

       On December 2, 1999, TMI entered into an investor relations agreement with InsiderStreet.com, Inc. whereby InsiderStreet.com, Inc. provides TMI with various consulting services including a listing on its home page, development of a corporate profile with an investor inquiry function, listing on "Companies to Watch" section and assistance with preparation of press releases and corporate mentions. This agreement expires in 12 months and provides for a payment of $2,500 plus 125,000 restricted shares of common stock. The cash payment of $2,500 was made in the 1999 fiscal year.

       On December 27, 1999 (fiscal year 2000), 125,000 restricted shares of common stock were issued which were valued at $548,437, or 90%, of the stock closing price on the effective date of the agreement. The Company has recorded the issuance of the 125,000 restricted shares of common stock as of December 26, 1999. Amounts related to this agreement are being amortized over the 12-month period commencing December 27, 1999. Amortization expense related to this agreement recorded in the three and six months ended June 25, 2000 amounted to $137,110 and $274,219, respectively.

       During March 2000, a total 5,000 shares of common stock were issued as a result of the exercise of stock options granted to employees under the 1996 Stock Option Plan. Total consideration received by the Company amounted to $11,250.

       On March 21, 2000, the Company completed a private placement of a 7% convertible debenture with a principal amount of $1,000,000 (the "Debenture"). The Debenture matures on March 21, 2003, and is automatically convertible into shares of the Company's common stock at a conversion rate equal to the lower of (i) 80% of the five-day average closing bid price as reported for the five consecutive trading days prior to the conversion date; or (ii) 80% of the five-day average closing bid price as reported for the five consecutive trading days prior to the issuance of the Debenture (the "Conversion Price") subject to adjustment as provided in the Debenture. Interest on the Debenture is payable at the time of conversion in cash or in shares of the Company's common stock, at the Company's option.

       The net proceeds to the Company from the sale of the Debenture totaled $825,000. The placement agent received a cash commission of $130,000, plus reimbursement of legal fees, and a five-year warrant to purchase 50,000 shares of the Company's common stock at an exercise price equal to 110% of the Conversion Price of the Debenture, subject to adjustment under the terms of such warrant. The expenses related to this agreement are being amortized over the 36-month period commencing March 21, 2000. Amortization expenses recorded in the three and six months ended June 25, 2000 amounted to $959 and $15,503, respectively.

       On April 13, 2000, TMI entered into a financial consulting agreement with FAC Enterprises, Inc. whereby FAC Enterprises, Inc. provides TMI with various consulting services including financial consulting and strategic planning services. This agreement expires in 12 months and provides for compensation in the form of 200,000 restricted shares of common stock which were valued at $270,000, or 90%, of the stock closing price on the date the agreement was executed. The Company has recorded the issuance of the 200,000 restricted common shares as of April 13, 2000. The amounts related to this agreement are being amortized over the 12-month period commencing April 13, 2000. Amortization expenses related to this agreement recorded in the three and six months ended June 25, 2000 amounted to $54,000.

       On April 13, 2000, TMI entered into a consulting agreement with Lorden International, Inc. whereby Lorden International, Inc. provides TMI with various financial consulting and strategic planning services. This agreement expires in 12 months and provides for compensation in the form of five-year warrants to purchase an aggregate of 120,000 shares of the Company's common stock at an exercise price of $1.50 per share. The warrants were valued at $159,939, which is being amortized over the 12-month period commencing April 14, 2000. Amortization expenses related to this agreement recorded in the three and six months ended June 25, 2000 amounted to $31,988.

       On May 2, 2000, TMI entered into an investment banking agreement with Donner Corporation International effective July 1, 2000 and continuing on a month-to-month basis. This agreement provides for compensation for services in the form of a one-time grant of warrants to purchase 25,000 shares of common stock at an exercise price of $4.00 per share during any five business day consecutive period in which the stock price of TMI closes at or above $6.00 per share; and of warrants to purchase 25,000 shares of common stock at an exercise price of $7.00 per share on any five business day consecutive period in which the stock price of TMI closes at or above $10.00 per share. The warrants expire on April 1, 2005. The warrants were valued at $107,877, which is being amortized over the 12-month period commencing May 3, 2000. Amortization expenses related to this agreement recorded in the three and six months ended June 25, 2000 amounted to $15,960.

(4)    CASH AND CASH EQUIVALENTS

       At June 25, 2000, the Company had cash and investments in various bank money market accounts and non-operating accounts with an aggregate value of $633,365.

(5)    STOCK OPTION PLAN

       In 2000, the Company granted a total of 65,500 stock options to its employees, outside directors and a consultant under the Company's 1996 Stock Option Plan at exercise prices equal to the fair market value of the common stock on the dates of the grant. These options generally vest next year and expire not later than 2010. The Company recognized compensation expense amounting to $117,757 related to options issued to non-employees in the three and six months ending June 25, 2000.

(6)    COMMITMENTS

       In January 1999, the Company's Board of Directors approved, over a two year period, the prepayment of up to $155,266 of salary and bonus to be paid to the Company's President. Such prepayment bears interest on the amount prepaid at the annual rate of 8.0% until paid in full on or before the due date of December 31, 2000. Prepaid expenses as of June 25, 2000 include $96,397 in prepaid bonus to the Company's President.

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

GENERAL

The Company currently operates six retail thrift stores that offer new and used articles of clothing, furniture, miscellaneous household items and antiques. The Company obtains its merchandise primarily from two sources: (i) purchase contracts with charitable organizations, and (ii) various independent contract collectors from whom the Company purchases merchandise in bulk. The Company is registered with the State of Florida as a professional solicitor. Items from the stores that remain unsold are sold in bulk to exporters, which ship the items to countries throughout the Caribbean, Central and South America, and Eastern Europe.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 25, 2000 AND JUNE 27,
1999

Revenues for the three months ended June 25, 2000 and June 27, 1999 totaled $2,153,701 and $2,273,741, respectively. Sales decreased $120,040, or 5.3%, for the second quarter of 2000 compared to the second quarter of 1999. On May 9, 2000, the Pompano Beach store was closed which accounted for $73,974, or 62%, of the sales decrease. The same-store sales for the three months decreased 3.4% as compared to the 5.4% decrease in the first quarter. The Company continues to adjust its pricing and promotional strategies in an effort to improve its sales.

The Company's gross profit for the second quarter of 2000 decreased $48,260, or 5.8%, to $786,442 from $834,702 for the second quarter of 1999. The decrease in the gross profit margin from 36.7% in the second quarter of 1999 to 36.5% in the second quarter of 2000 is attributable to the increase in the cost of goods sold the result of aggressive retail price discounts associated with the inventory liquidation of the Pompano Beach store which was closed. In the second quarter of 2000, the gross profit margin of stores opened more than a year increased to 37.4% as compared to 37.1% in the second quarter of 1999. This increase was due primarily to the continuing expansion of the Company's solicitation efforts. The Company reduced its merchandise purchased from independent contract collectors by 42% in the second quarter of 2000 as compared to the second quarter of 1999.

Operating expenses for the second quarter of 2000 increased an aggregate of $521,284, or 54.0%, to $1,486,560 from $965,276 for the second quarter of 1999, reflecting the impact of various special expenses incurred in the second quarter of 2000, as described below:

Operating expenses for the three months ending June 25, 2000 include: $137,109 in amortization of investor relations consulting expenses paid with common stock; $54,000 amortization of financial consulting expenses paid with common stock; $47,948 amortization of consulting expenses paid with warrants to purchase common stock; $76,827 in compensation expense related to stock options issued to outside directors and a consultant for services; $14,544 in amortization of debenture expenses; and $61,413 in start-up expenses of the Company's new internet subsidiary, Collectiblesandart.com, Inc. These additional $391,841 in operating expenses were offset by a decrease in store operating expenses amounting to $13,934. In addition, there was an increase in corporate overhead amounting to $143,377 primarily the result of higher professional fees related to the Debenture transaction and higher corporate payroll. These operating expenses in the second quarter of 2000, which are expected to continue for about nine months, contributed to the Company's $700,267 net loss for the quarter.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 25, 2000 AND JUNE 27, 1999

Revenues for the six months ended June 25, 2000 and June 27, 1999 totaled $4,602,997 and $4,810,365, respectively. Sales decreased $207,368, or 4.3%, for the second quarter of 2000 compared to the second quarter of 1999. The Pompano Beach store was closed on May 9, 2000 and accounts for $108,035, or 52.1%, of the decrease in revenues. The same-store sales for the six months of 2000 decreased 4.5% as compared to the 1999 period. The Company continues to adjust its pricing and promotional strategies in an effort to improve its sales.

The Company's gross profit for the first six months of 2000 decreased $29,081, or 1.6%, to $1,776,116 from $1,805,197 for the first six months of 1999. The increase in the gross profit margin from 37.5% in the first six months of 1999 to 38.6% in the first six months of 2000 is attributable to the decrease in the cost of goods sold. This increase was due primarily to the expansion of the Company's solicitation efforts. The Company reduced its merchandise purchased from independent contract collectors by 61% in the first six months of 2000 as compared to the first six months of 1999.

Operating expenses for the first six months of 2000 increased an aggregate of $696,355, or 34.1%, to $2,740,318 from $2,043,963 for the first six months of
1999, reflecting the impact of various special expenses incurred in the first six months of 2000, as described below:

Operating expenses for the six months ending June 25, 2000 include: $274,219 in amortization of investor relations consulting expenses paid with common stock; $54,000 amortization of financial consulting expenses paid with common stock; $47,948 amortization of consulting expenses paid with warrants to purchase common stock; $117,757 in compensation expense related to stock options issued to outside directors and a consultant for services; $15,503 in amortization of debenture expenses; and $109,952 in start-up expenses of the Company's new internet subsidiary, Collectiblesandart.com, Inc. These additional $619,379 in operating expenses were offset by a decrease in store operating expenses amounting to $64,272. In addition, there was increase in corporate overhead amounting to $141,248 primarily the result of higher professional fees related to the Debenture transaction and higher corporate payroll. These additional operating expenses in the first six months of 2000, which are expected to continue for about nine months, contributed to the Company's $960,281 net loss for the first six months.

LIQUIDITY AND CAPITAL RESOURCES

At June 25, 2000, the Company had working capital of $1,596,410 as compared to working capital of $923,350 at December 26, 1999.

Cash and cash equivalents at June 25, 2000 totaled $633,365 an increase of $446,699, as compared to $186,666 at December 26, 1999. Net cash used in operating activities totaled $535,115 for the six months ending June 25, 2000, as compared to $210,070 net cash used in operating activities for the six months ending June 27, 1999. The cash used in the purchase of property and equipment totaled $29,436. The net cash provided by financing activities in the six months of 2000 was $1,011,250, primarily the result of the issuance of the Debentures whereas in 1999 the $101,302 net cash used in financing activities was primarily the redemption of warrants partially offset by the exercise of warrants and options and the repayment of advances to stockholder. The Company believes that its current capital resources, together with the expected cash flow from its operations, will be sufficient to meet its anticipated working capital requirements through 2000. There can be no assurances, however, that such will be the case.

The Company is currently seeking sources of additional capital for general corporate purposes, as well as for the start-up of its Internet subsidiary, Collectiblesandart.com, Inc. The Company is in the process of completing the development of the auction and sales portion of the website, which is initially expected to offer for sale directly or by auction existing inventories from the Company's retail stores. Depending on demand by consumers and other users of the site, the Company currently anticipates that this portion of the website may generate revenues from the time of its launch.

Although the auction and sales portion of the website is in the final stages of development, the Company may determine to delay the website's launch until an additional component of the site, in which the Company proposes to offer to third-party collectibles and antiques dealers "turn-key" website operations on an application service provider basis, is completed and until the Company is able to initiate its marketing efforts. The Company will require significant additional capital in order to complete development of the site, to develop and launch its advertising and marketing efforts and to build additional inventories. There can be no assurances that the Company will be able to obtain capital for these purposes, if at all, on terms that are satisfactory to the Company or in an amount that is sufficient to accomplish this plan. Accordingly, the Company cannot estimate at this time the anticipated launch date of its website.

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

PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

In the first six months of 2000, the Company granted options to purchase an aggregate of 65,500 shares of the Company's common stock to the Company's employees, outside directors and a consultant pursuant to the Company's 1996 Stock Option Plan. The options are exercisable at exercise prices equal to the fair market value of the common stock on the dates of grant. The options expire no later than 2010. These grants of options were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company did not pay fees or commissions in connection with these issuances.

In December 1999, the Company also issued an aggregate of 125,000 shares of the Company's common stock to an unaffiliated third party in exchange for consulting services. The Company did not pay fees or commissions in connection with this issuance. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

In April 2000, the Company issued 200,000 shares of its common stock to an unaffiliated third party in exchange for services to be rendered to the Company over a one-year period. The Company did not pay fees or commissions in connection with this issuance. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

In April 2000, the Company also issued five-year warrants to purchase 120,000 shares of the Company's common stock at an exercise price of $1.50 to a business consulting corporation in payment for services to be rendered to the Company over a one-year period. The Company did not pay fees or commissions in connection with this issuance. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

In May 2000, the Company issued 59-month warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $4.00, and 25,000 shares of the Company's common stock at an exercise price of $6.00 to a investment banking consultant in payment for services to be rendered to the Company. The Company did not pay fees or commissions in connection with this issuance. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's annual meeting of shareholders (the "Annual Meeting") was held on Thursday, June 1, 2000.

         (b) Each of the current members of the Company's Board of Directors were reelected to serve as members of the Board until the annual meeting of shareholders to be held in 2001 or until their successors are elected and qualified.


         (c) The shareholders voted to amend the Company's 1996 Stock Option Plan to increase the number of shares reserved for issuance thereunder from 1,000,000 to 2,200,000 and to make certain clarifying and updating changes.

                           VOTES AGAINST         ABSTENTIONS AND
    VOTES FOR               OR WITHHELD         BROKER NON-VOTES


    3,559,100                   8,000                 0


         The shareholders also voted to ratify the appointment of Berkowitz Dick Pollack & Brant LLP as the Company's independent public accountants for the 2000 fiscal year.

                           VOTES AGAINST         ABSTENTIONS AND
    VOTES FOR               OR WITHHELD         BROKER NON-VOTES


    3,567,100                     0                   0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit Number         Description
                  --------------         -----------

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

                                 THRIFT MANAGEMENT, INC.

                                 By: /s/ MARC DOUGLAS
                                     -------------------------------------------
                                     Marc Douglas, President and Chief Executive
                                     Officer (Principal Executive Officer)

Date:  August 8, 2000
                                 By: /s/ STEPHEN L. WILEY
                                     -------------------------------------------
                                     Stephen L. Wiley, Chief Financial
                                     Officer (Principal Financial Officer)