Form 10QSB
period 2000-09-24
THRIFT MANAGEMENT INC
filed 2000-11-08
CIK 1016611

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 24, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________.

                        Commission File Number 000-30011
                                               ---------

                             THRIFT MANAGEMENT, INC.
                             -----------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                 Florida                                 65-0309540
    ---------------------------------                ------------------
      (State or other jurisdiction                      (IRS Employer
    of incorporation or organization)                Identification No.)

                       3141 W. Hallandale Beach Boulevard
                              Hallandale, Fl 33009
             -------------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (954) 985-8430
                                                         --------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date: At November 6, 2000, there were outstanding 2,547,210 shares of Common Stock, $.01 par value per share.

         Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
                                     PART I

ITEM 1.  FINANCIAL STATEMENTS......................................................1

         CONSOLIDATED BALANCE SHEET AT SEPTEMBER 24, 2000 (UNAUDITED)..............1

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND
         NINE MONTHS ENDED SEPTEMBER 24, 2000 AND
         SEPTEMBER 26, 1999 (UNAUDITED)............................................2

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
         NINE MONTHS ENDING SEPTEMBER 24, 2000 (UNAUDITED).........................3

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)....................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................8

                                    PART II

ITEM 2.  CHANGES IN SECURITIES....................................................12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................12

SIGNATURE.........................................................................13


                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                           September 24, 2000
                                                           ------------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                               $   501,121
     Merchandise inventories                                     548,018
     Prepaid expenses                                            677,744
                                                             -----------
          TOTAL CURRENT ASSETS                                 1,726,883

EQUIPMENT, FIXTURES AND IMPROVEMENTS, net                        858,723

PREPAID EXPENSES - NON-CURRENT                                    86,621

DEFERRED TAX ASSET                                               311,000

OTHER ASSETS                                                      87,064
                                                             -----------
          TOTAL ASSETS                                       $ 3,070,291
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                            231,226
     Accrued expenses                                            362,041
                                                             -----------
          TOTAL CURRENT LIABILITIES                              593,267

LONG-TERM LIABILITIES
     7% Convertible Debentures                                 1,000,000
                                                             -----------
          TOTAL LIABILITIES                                    1,593,267

STOCKHOLDERS' EQUITY
     Preferred stock: $.01 par value, authorized 1,500,000
          shares, issued and outstanding 250,000 shares            2,500
     Common stock: $.01 par value, authorized 15,000,000
          shares, issued and outstanding 2,547,210 shares         25,472
     Additional paid-in capital                                4,318,685
     Accumulated deficit                                      (2,869,633)
                                                             -----------
          TOTAL STOCKHOLDERS' EQUITY                           1,477,024
                                                             -----------

          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                          $ 3,070,291
                                                             ===========

                            See accompanying notes.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended                            Nine Months Ended
                                             ------------------------------------          -----------------------------------
                                             September 24,          September 26,          September 24,         September 26,
                                                 2000                   1999                   2000                   1999
                                             -------------          -------------          -------------         -------------
Net sales                                     $ 2,205,705            $ 2,141,344            $ 6,808,701            $ 6,951,708
Cost of goods sold                              1,374,430              1,432,317              4,201,310              4,437,484
                                              -----------            -----------            -----------            -----------

GROSS PROFIT                                      831,275                709,027              2,607,391              2,514,224

Selling, general and administrative
     expenses                                   1,305,226              1,010,091              3,999,290              3,005,495
Officer's bonus incentive                          22,057                 21,383                 68,312                 69,942
                                              -----------            -----------            -----------            -----------

          TOTAL OPERATING EXPENSES              1,327,283              1,031,474              4,067,602              3,075,437
                                              -----------            -----------            -----------            -----------

          (LOSS) FROM OPERATIONS                 (496,008)              (322,447)            (1,460,211)              (561,213)

Interest expense                                   17,453                     --                 36,057                     --
Interest income                                    (8,309)                (7,816)               (30,834)               (24,980)
                                              -----------            -----------            -----------            -----------

          (LOSS) BEFORE INCOME
               TAX (BENEFIT)                     (505,152)              (314,631)            (1,465,434)              (536,233)

Income tax (benefit)                                   --               (118,396)                    --               (201,784)
                                              -----------            -----------            -----------            -----------

          NET (LOSS)                          $  (505,152)           $  (196,235)           $(1,465,434)           $  (334,449)
                                              ===========            ===========            ===========            ===========
 (Loss) per share:
      Basic:
           Net (loss)                         $     (0.20)           $     (0.09)           $     (0.59)           $     (0.15)
                                              ===========            ===========            ===========            ===========

      Diluted:
           Net (loss)                         $     (0.20)           $     (0.08)                 (0.59)           $     (0.14)
                                              ===========            ===========            ===========            ===========

 Weighted average number of shares:
      Basic:                                    2,547,210              2,191,480              2,465,710              2,194,480
                                              ===========            ===========            ===========            ===========
      Diluted:                                  2,547,210              2,382,979              2,465,710              2,382,979
                                              ===========            ===========            ===========            ===========

                             See accompanying notes.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ending
                                                                                ----------------------------
                                                                                September 24,  September 26,
                                                                                    2000           1999
                                                                                ------------   -------------
 Cash flows from operating activities:
      Net (loss)                                                                 $(1,465,434)   $  (334,449)
      Adjustments to reconcile net (loss) to
           net cash used in operating activities:
                Depreciation and amortization                                        142,134        118,806
                Amortization of prepaid consulting expenses paid
                        with common stock and warrants                               647,362             --
                Deferred income tax (benefit)                                             --       (201,784)
                Stock options issued to directors and a
                        consultant for services                                      117,757             --

        Changes in assets and liabilities:
                Decrease (increase) in merchandise inventories                        40,523        (45,813)
                (Increase) decrease in prepaid expenses and other assets            (218,919)        94,487
                (Decrease) in accounts payable                                      (113,703)       (55,838)
                Increase in accrued expenses                                         210,647         37,455
                Decrease in refundable income taxes                                       --         42,400
                                                                                 -----------    -----------

                     Total adjustments                                               825,801        (10,287)
                                                                                 -----------    -----------

 NET CASH (USED IN) OPERATING ACTIVITIES                                            (639,633)      (344,736)
                                                                                 -----------    -----------

 Cash flows from investing activities:
      Purchase of property and equipment                                             (57,162)      (185,569)
                                                                                 -----------    -----------

 NET CASH (USED IN) INVESTING ACTIVITIES                                             (57,162)      (185,569)
                                                                                 -----------    -----------

 Cash flows from financing activitities:
      Advances to stockholder, net                                                        --         47,367
      Warrants exercised                                                                  --         16,050
      Warrants redeemed                                                                   --       (148,930)
      Options exercised                                                               11,250         51,650
      Proceeds from sale of convertible debenture                                  1,000,000             --
                                                                                 -----------    -----------

 NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES                              1,011,250        (33,863)
                                                                                 -----------    -----------

                 NET INCREASE (DECREASE) IN CASH                                     314,455       (564,168)

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                     186,666        873,341
                                                                                 -----------    -----------

 CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $   501,121    $   309,173
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

         The results of operations for the three and nine months ended September 24, 2000 are not necessarily indicative of the results to be expected for the full year.

         These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the year ended December 26, 1999 of Thrift Management, Inc. (the "Company" or "TMI").

(2)      ORGANIZATION

         The consolidated financial statements at September 24, 2000 and September 26, 1999 include the accounts of the Company, Hallandale Thrift Management, Inc. ("HTMI"), Thrift Shops of South Broward, Inc. ("TSSB"), Thrift Shops of West Dade, Inc. ("TSWD"), Hallandale Thrift, Inc. ("HTI"), North Broward Consignment, Inc. ("NBCI"), Thrift Shops of North Lauderdale, Inc. ("TSNL"), Thrift Retail, Inc. ("TRI"), Thrift Management Canada, Inc. ("TMCI"), Thrift Export, Inc. ("TEI"), Thrift Holdings, Inc. ("THI") and Collectiblesandart.com, Inc. ("CACI"). (HTMI, TSSB, TSWD, HTI, NBCI, TSNL, TRI, TMCI, TEI, THI and CACI are collectively referred to herein as the "Subsidiaries"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)      STOCKHOLDERS' EQUITY

         On November 28, 1999, TMI entered into an internet product development agreement with BFW Advertising, Inc. whereby BFW Advertising will design and prepare a specialized interactive web site for the purpose of electronic commerce, marketing and promotion of TMI's subsidiary CACI. This agreement provides for payment of fees in the form of cash and shares of capital stock. The total contract price for project application design and development is $84,960 (subject to price adjustments due to change orders), of which $28,800 shall be paid in cash and $56,160 in capital stock. The cash portion of the compensation is payable in three installment payments of $12,000, $8,800 and $8,000 on the payment milestones stated in the agreement and the $56,160 in capital stock shall be issued upon final acceptance of the project, at the then-market price of the shares so issued. Any future adjustments of the original contract price are payable 40% in cash and 60% in capital stock. The second cash payment of $8,800 related to this agreement was made in the nine months ended September 24, 2000.

         On December 2, 1999, TMI entered into an investor relations agreement with InsiderStreet.com, Inc. whereby InsiderStreet.com, Inc. provides TMI with various financial services including a listing on its home page, development of a corporate profile with an investor inquiry function, listing on "Companies to Watch" section and assistance with preparation of press releases and corporate mentions. This agreement expires in 12 months and provides for a payment of $2,500 plus 125,000 restricted shares of common stock. The cash payment of $2,500 was made in the 1999 fiscal year. On December 27, 1999 (fiscal year
2000), 125,000 restricted shares of common stock were issued, which were valued at $548,437, or 90%, of the stock closing price on the effective date of the agreement. The Company has recorded the issuance of the 125,000 restricted shares of common stock as of December 26, 1999. Amounts related to this agreement are being amortized over the 12-month period commencing December 27, 1999. Amortization expense related to this agreement recorded in the three and nine months ended September 24, 2000 amounted to $137,110 and $411,328, respectively.

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

         The net proceeds to the Company from the sale of the Debenture totaled $825,000. The placement agent received a cash commission of $130,000, plus reimbursement of legal fees, and a five-year warrant to purchase 50,000 shares of the Company's common stock at an exercise price equal to 110% of the Conversion Price of the Debenture, subject to adjustment under the terms of such warrant. The expenses related to this agreement are being amortized over the 36-month period commencing March 21, 2000. Amortization expenses recorded in the three and nine months ended September 24, 2000 amounted to $14,544 and $30,046, respectively.

         On April 13, 2000, TMI entered into a financial consulting agreement with FAC Enterprises, Inc. whereby FAC Enterprises, Inc. provides TMI with various consulting services including financial consulting and strategic planning services. This agreement expires in 12 months and provides for compensation in the form of 200,000 restricted shares of common stock, which were valued at $270,000, or 90%, of the stock closing price on the date the agreement was executed. The Company has recorded the issuance of the 200,000 restricted common shares as of April 13, 2000. The amounts related to this agreement are being amortized over the 12-month period commencing April 14, 2000. Amortization expenses related to this agreement recorded in the three and nine months ended September 24, 2000 amounted to $67,315 and $121,315, respectively.

         On April 13, 2000, TMI entered into a consulting agreement with Lorden International, Inc. whereby Lorden International, Inc. provides TMI with various financial consulting and strategic planning services. This agreement expires in 12 months and provides for compensation in the form of five-year warrants to purchase an aggregate of 120,000 shares of the Company's common stock at an exercise price of $1.50 per share. The warrants were valued at $159,939, which is being amortized over the 12-month period commencing April 14, 2000. Amortization expenses related to this agreement recorded in the three and nine months ended September 24, 2000 amounted to $39,875 and $71,863, respectively.

         On May 2, 2000, TMI entered into an investment banking agreement with Donner Corporation International effective July 1, 2000 and continuing on a month-to-month basis. This agreement provides for compensation for services in the form of a one-time grant of warrants to purchase 25,000 shares of common stock at an exercise price of $4.00 per share during any five business day consecutive period the stock price of TMI closes at or above $6.00 per share; and warrants to purchase 25,000 shares of common stock at an exercise price of $7.00 per share on any five business day consecutive period in which the stock price of TMI closes at or above $10.00 per share. The warrants expire on April 1, 2005. The warrants were valued at $107,877, which is being amortized over the 12-month period commencing May 3, 2000. Amortization expenses related to this agreement recorded in the three and nine months ended September 24, 2000 amounted to $26,895 and $42,855, respectively.

(4)      CASH AND CASH EQUIVALENTS

         At September 24, 2000, the Company had cash and investments in various bank money market accounts and non-operating accounts with an aggregate value of $501,121.

(5)      STOCK OPTION PLAN

         In 2000, the Company granted a total of 75,500 stock options to its employees, outside directors and a consultant under the Company's 1996 Stock Option Plan at exercise prices equal to the fair market value of the common stock on the dates of the grants. These options generally vest next year and expire not later than 2010. The Company recognized compensation expense amounting to $117,757 related to options issued to directors and a consultant in the nine months ending September 24, 2000.

(6)      COMMITMENTS

         In May 2000, the Company's Board of Directors modified its prior approval of the prepayment of up to $155,000 of salary and bonus to be paid to the Company's President. Such prepayment bears interest on the amount prepaid at the annual rate of 8.0% until paid in full on or before the due date, which was extended by the Board to December 31, 2001. Prepaid expenses as of September 24, 2000 include $148,916 in prepaid bonus to the Company's President.

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

RESULTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999

         Revenues for the three months ended September 24, 2000 and September 26, 1999 totaled $2,205,705 and $2,141,344, respectively. Sales increased $64,361, or 3.0%, for the third quarter of 2000 compared to the third quarter of 1999. On May 9, 2000, the Pompano Beach store was closed, which represented a $101,429 sales decrease in the third quarter of 2000. The same-store sales for the three months increased 8.0% as compared to the 5.4% decrease in the first quarter of 2000 and the 3.4% decrease in the second quarter of 2000.

         The Company's gross profit for the third quarter of 2000 increased $122,248, or 17.2%, to $831,275 from $709,027 for the third quarter of 1999. The increase in the gross profit margin
from 33.1% in the third quarter of 1999 to 37.7% in the third quarter of 2000 is attributable to the decrease in the cost of goods sold. The Company reduced its merchandise purchased from independent contract collectors by 67% in the third quarter of 2000 as compared to the third quarter of 1999. In the third quarter of 2000, the gross profit margin of stores opened more than a year increased to 37.4% as compared to 34.9% in the third quarter of 1999. This increase was due primarily to the continuing expansion and maturity of the Company's solicitation efforts. In the third quarter of 2000 the Company began operating its fourth door-to-door solicitation program.

         Operating expenses for the third quarter of 2000 increased $295,809 or 28.7%, to $1,327,283 from $1,031,474 for the third quarter of 1999, reflecting the impact of various non-cash and start-up expenses incurred in the third quarter of 2000 that the Company did not incur in the third quarter of 1999 as described below:

         Operating expenses for the three months ending September 24, 2000 include: $137,109 in amortization of investor relations consulting expenses paid with common stock; $67,315 amortization of financial consulting expenses paid with common stock; $66,771 amortization of consulting expenses paid with warrants to purchase common stock; $14,544 in amortization of debenture expenses; and $72,148 in start-up expenses of the Company's new internet subsidiary, Collectiblesandart.com, Inc. In addition, there was an increase of $13,725 in corporate overhead expenses relating to higher professional fees. The $357,887 in non-cash and start-up expenses detailed above, along with the $13,725 increased corporate overhead, were partially offset by a decrease in store operating expenses amounting to $23,194. These $357,887 non-cash and start-up expenses in the third quarter of 2000, which are expected to continue for the next six months, contributed to the Company's $505,152 net loss for the quarter. The store operating profit in the third quarter ended September 24, 2000 increased 102.3% as compared to the third quarter of 1999 resulted from closing the Pompano Beach store, an increase in sales and gross profits and a decrease in operating expenses in the new Orlando store, and a 33.4% increase in same-store operating profit.

         FOR THE NINE MONTHS ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999

         Revenues for the nine months ended September 24, 2000 and September 26, 1999 totaled $6,808,701 and $6,951,708, respectively. Sales decreased $143,007, or 2.1%, for the nine months of 2000 compared to the nine months of 1999. The Pompano Beach store was closed on May 9, 2000 and accounts for a $209,464 decrease in revenues and the new Orlando store accounts for a $106,631 increase in revenue. The same-store sales for the nine months of 2000 decreased 0.7% as compared to the nine months of 1999.

         The Company's gross profit for the nine months of 2000 increased $93,167, or 3.7%, to $2,607,391 from $2,514,224 for the nine months of 1999. The increase in the gross profit margin from 36.2% in the nine months of 1999 to 38.3% in the nine months of 2000 is attributable to the decrease in the cost of goods sold. The Company reduced its merchandise purchased from independent contract collectors by 62% in the nine months of 2000 as compared to the nine months of 1999. This increase was due primarily to the expansion and maturity of the Company's solicitation efforts. In the nine months of 2000 the Company began operating its third and fourth door-to-door solicitation programs.

         Operating expenses for the nine months of 2000 increased $992,165, or 32.3%, to $4,067,602 from $3,075,437 for the nine months of 1999, reflecting the impact of various non-cash and start-up expenses incurred in the nine months of 2000 that the Company did not incur in the nine months of 1999, as described below:

         Operating expenses for the nine months ending September 24, 2000 include: $411,329 in amortization of investor relations consulting expenses paid with common stock; $121,315 amortization of financial consulting expenses paid with common stock; $114,718 amortization of consulting expenses paid with warrants to purchase common stock; $117,757 in compensation expense related to stock options issued to outside directors and a consultant for services; $30,046 in amortization of debenture expenses; and $182,100 in start-up expenses of the Company's new internet subsidiary, Collectiblesandart.com, Inc. In addition, corporate overhead increased by $130,339, which was primarily the result of professional fees related to the Debentures. The additional $977,265 in non-cash and start-up expenses were partially offset by a decrease in store operating expenses of $62,372. These $977,265 non-cash and start-up expenses in the nine months of 2000, which are expected to continue for the next six months, contributed to the Company's $1,465,434 net loss for the nine months.

         The stores operating profit in the nine months ended September 24, 2000 increased 19.5% as compared to the nine months ended September 26, 1999 which was the result of closing the Pompano Beach store, increased sales and gross profits and a decrease in operating expenses of the new Orlando store, and a 8.2% increase in same store operating profit.

LIQUIDITY AND CAPITAL RESOURCES

         At September 24, 2000, the Company had working capital of $1,133,616 as compared to working capital of $923,350 at December 26, 1999.

         Cash and cash equivalents at September 24, 2000 totaled $501,121, an increase of $314,455, as compared to $186,666 at December 26, 1999. Net cash used in operating activities totaled $639,633 for the nine months ending September 24, 2000, as compared to $344,736 net cash used in operating activities for the nine months ended September 26, 1999. The cash used in the purchase of property and equipment totaled $57,162. The net cash provided by financing activities in the nine months of 2000 was $1,011,250, primarily the result of the issuance of the Debentures. By comparison, in 1999, $33,863 in net cash used in financing activities was primarily from the redemption of warrants partially offset by the exercise of warrants and options and the repayment of advances to stockholder. The Company believes that its current capital resources, together with the expected cash flow from its operations, will be sufficient to meet its anticipated working capital requirements through 2000. There can be no assurances, however, that such will be the case.

         The Company is currently seeking sources of additional capital for general corporate purposes, as well as for the start-up of its Internet subsidiary Collectiblesandart.com, Inc. The Company is in the process of completing the development of the auction and sales portion of the website, which is initially expected to offer for sale directly or by auction existing inventories from the Company's retail stores. Depending on demand by consumers and other users of the site, the Company currently anticipates that this portion of the website may generate revenues from the time of its launch.

         Although the auction and sales portion of the website is in the final stages of development, the Company has decided to delay the website's launch until an additional component of the site, in which the Company proposes to offer to third-party collectibles and antiques dealers "turn-key" website operations on an application service provider basis, is completed and until the Company is able to initiate its marketing efforts. The Company will require significant additional capital in order to complete development of the site, to develop and launch its advertising and marketing efforts, and to build additional inventories. There can be no assurances that the Company will be able to obtain capital for these purposes, if at all, on terms that are satisfactory to the Company or in an amount that is sufficient to accomplish this plan. Accordingly, the Company cannot estimate at this time the anticipated launch date of its website.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         In the first nine months of 2000, the Company granted options to purchase an aggregate of 75,500 shares of the Company's common stock to the Company's employees, outside directors and a consultant pursuant to the Company's 1996 Stock Option Plan. The options are exercisable at exercise prices equal to the fair market value of the common stock on the dates of grant. The options expire no later than 2010. These grants of options were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

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

         In April 2000, the Company also issued five-year warrants to purchase 120,000 shares of the Company's common stock at an exercise price of $1.50 per share to a business consulting corporation in payment for services to be rendered to the Company over a one-year period. The Company did not pay fees or commissions in connection with this issuance. The issuance was exempt from registration pursuant to section 4(2) of the Securities Act.

         In May 2000, the Company issued 59-month warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $4.00 per share, and 25,000 shares of the Company's common stock at an exercise price of $7.00 per share to an investment banking consultant in payment for services to be rendered to the Company. The Company did not pay fees or commissions in connection with this issuance. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

         There was no public solicitation or general advertising in connection with the issuances described above. To the Company's knowledge, the management of each of the companies above was sophisticated in financial investments and was familiar with the Company's business and operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

             Exhibit No.                     Description of Exhibit
             -----------          ----------------------------------------------

                  10.1 Amended and Restated Promissory Note effective as of May 30, 2000 by Marc Douglas in favor of the Company

                  11              Statement re: Computation of Earnings

                  27              Financial Data Schedule (SEC Use Only)

(b)      Reports on Form 8-K:

         None.

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

Date: November 8, 2000