Form 10QSB
period 2001-04-01
THRIFT MANAGEMENT INC
filed 2001-05-16
CIK 1016611

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended APRIL 1, 2001

[  ]     TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934


 For the transition period from ____________________ to ________________________

                          Commission File No. 000-30011
                                              ---------

                             THRIFT MANAGEMENT, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          FLORIDA                                            65-0309540
          -------                                        -----------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

                       3141 W. HALLANDALE BEACH BOULEVARD
                            HALLANDALE, FLORIDA 33009
                     --------------------------------------
                    (Address of Principal Executive Offices)

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

                                    YES [X]           NO [  ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practical date: At May 14, 2001, there were outstanding 3,247,210 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format: YES [ ]    NO [X]

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB



                                                                                                              PAGE
                                                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of April 1, 2001 (unaudited)..............................................1

         Consolidated Statements of Operations for the three months ended April 1, 2001 and March 26,
                  2000 (unaudited)...............................................................................2

         Consolidated Statements of Cash Flows for the three months ended April 1, 2001 and March 26,
                  2000 (unaudited)...............................................................................3

         Notes To Consolidated Financial Statements (unaudited)..................................................4

Item 2. Management's Discussion and Analysis of  Financial Condition and Results of Operations...................7

PART II - OTHER INFORMATION

Item 2.  Changes in Securities...................................................................................9

Item 6. Exhibits and Reports on Form 8-K.........................................................................9

Signatures......................................................................................................10



                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                        APRIL 1, 2001
                                                                        -------------
ASSETS

CURRENT ASSETS                                                            $   243,836
         Cash and cash equivalents                                            482,885
         Merchandise inventories                                               60,861
                                                                          -----------
         TOTAL CURRENT ASSETS                                                 787,582

EQUIPMENT, FIXTURES AND IMPROVEMENTS, net                                     694,686

PREPAID EXPENSES - NON-CURRENT                                                202,073

DEFERRED TAX ASSETS                                                           311,000

OTHER ASSETS                                                                   86,210
                                                                          -----------
         TOTAL ASSETS                                                     $ 2,081,551
                                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                                                 $   272,555
         Accrued expenses                                                     304,804
         Note payable -- short-term                                            90,229

                                                                          -----------
         TOTAL CURRENT LIABILITIES                                            667,588

LONG-TERM LIABILITIES
         Note payable -- long-term                                            209,771

                                                                          -----------
         TOTAL LIABILITIES                                                    877,359

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Preferred stock: $.01 par value, authorized 1,500,000
             shares, issued and outstanding 250,000 shares                      2,500
         Common stock: $.01 par value, authorized 15,000,000
             shares, issued and outstanding 3,047,210 shares                   30,472
         Additional paid-in capital                                         4,086,499
         Accumulated deficit                                               (2,915,279)
                                                                          -----------
         TOTAL STOCKHOLDERS' EQUITY                                         1,204,192
                                                                          -----------
         TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                         $ 2,081,551
                                                                          ===========


See accompanying notes.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        THREE MONTHS ENDED
                                                 ----------------------------------
                                                   APRIL 1,               MARCH 26,
                                                     2001                    2000
                                                 -----------             -----------
Net sales                                        $ 2,498,858             $ 2,449,296

Cost of goods sold                                 1,351,618               1,459,622
                                                 -----------             -----------
GROSS PROFIT                                       1,147,240                 989,674

Selling, general and administrative
    expenses                                       1,104,255               1,229,032

Officer's bonus incentive                                 --                  24,726
                                                 -----------             -----------
         TOTAL OPERATING EXPENSES                  1,104,255               1,253,758
                                                 -----------             -----------

PROFIT (LOSS) FROM OPERATIONS                         42,985                (264,084)

Loss on disposal of fixed assets                     137,316                      --
Interest expense                                      17,453                   1,151
Interest income                                       (9,347)                 (5,221)
                                                 -----------             -----------
         (LOSS) BEFORE
         EXTRAORDINARY ITEM                         (102,437)               (260,014)

Extraordinary gain on convertible
    debenture settlement                             408,552                      --
                                                 -----------             -----------
         NET INCOME (LOSS)                       $   306,115             $  (260,014)
                                                 ===========             ===========

Basic earnings (loss) per share
    (Loss) before extraordinary item             $     (0.03)            $     (0.11)
    Extraordinary item, net of tax                      0.14                      --
                                                 -----------             -----------
         Net income (loss)                       $      0.11             $     (0.11)
                                                 ===========             ===========

Diluted earnings (loss) per share
    (Loss) before extraordinary item             $     (0.04)            $     (0.11)
    Extraordinary item, net of tax                      0.14                      --
                                                 -----------             -----------
         Net income (loss)                       $      0.10             $     (0.11)
                                                 ===========             ===========

Weighted average number of shares:
    Basic:                                         2,897,210               2,343,460
                                                 ===========             ===========
    Diluted:                                       2,944,647               2,343,460
                                                 ===========             ===========


See accompanying notes.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     THREE MONTHS ENDED
                                                                               ---------------------------------
                                                                               APRIL 1,               MARCH 26,
                                                                                 2001                    2000
                                                                               ---------             -----------
Cash flows from operating activities:
    Net income (loss)                                                          $ 306,115             $  (260,014)
    Adjustments to reconcile net income (loss) to
         Net cash used in operating activities:
             Depreciation and amortization                                        39,642                  40,627
             Loss on disposal of fixed assets                                    137,316                      --
             Amortization of prepaid consulting expenses paid
                  with common stock and warrants                                  66,771                 137,109
             Stock options issued to directors and a
                  consultant for services                                             --                  40,930
             Extraordinary gain on convertible debenture settlement             (408,552)                     --

Changes in assets and liabilities:
    Decrease in merchandise inventories                                               --                  27,855
    (Increase) in prepaid expenses and other assets                              (67,774)               (163,097)
    Increase in accounts payable                                                  81,375                   2,722
    (Decrease) Increase in accrued expenses                                     (115,606)                128,023
                                                                               ---------             -----------
         Total adjustments                                                      (266,828)                214,169
                                                                               ---------             -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               39,287                 (45,845)
                                                                               ---------             -----------
Cash flows from investing activities:
    Purchase of property and equipment                                              (287)                (16,494)
    Proceeds from sale of fixed assets                                             8,000                      --
                                                                               ---------             -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                7,713                 (16,494)
                                                                               ---------             -----------

Cash flows from financing activities:
    Options exercised                                                                 --                  11,250
    Proceeds from convertible debenture                                               --               1,000,000
    Cash payment - convertible debenture settlement                             (200,000)                     --
                                                                               ---------             -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             (200,000)              1,011,250
                                                                               ---------             -----------
         NET (DECREASE) INCREASE IN CASH                                        (153,000)                948,911

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  396,836                 186,666
                                                                               ---------             -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $ 243,836             $ 1,135,577
                                                                               =========             ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid during the period for:
         Interest                                                              $      --             $        --
                                                                               =========             ===========
         Income taxes                                                          $      --             $        --
                                                                               =========             ===========



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

         The results of operations for the three months ended April 1, 2001 are not necessarily indicative of the results to be expected for the full year.

         These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2000 of Thrift Management, Inc. (the "Company" or "TMI").

(2)      ORGANIZATION

         The consolidated financial statements at April 1, 2001 include the accounts of the Company, Hallandale Thrift Management, Inc. ("HTMI"), Thrift Shops of South Broward, Inc. ("TSSB"), Thrift Shops of West Dade, Inc. ("TSWD"), Hallandale Thrift, Inc. ("HTI"), North Broward Consignment, Inc. ("NBCI"), Thrift Shops of North Lauderdale, Inc. ("TSNL"), Thrift Retail, Inc. ("TRI"), Thrift Management Canada, Inc. ("TMCI"), Thrift Export, Inc. ("TEI"), Thrift Holdings, Inc. ("THI") and Collectiblesandart.com, Inc. ("CACI"). (HTMI, TSSB, TSWD, HTI, NBCI, TSNL, TRI, TMCI, TEI, THI and CACI are collectively referred to herein as the "Subsidiaries.") All significant inter-company accounts and transactions have been eliminated in consolidation.

(3)      STOCKHOLDERS' EQUITY

         On March 21, 2000, the Company completed a private placement of a 7% convertible debenture with a principal amount of $1,000,000 (the "Debenture"). The Debenture was to mature on March 21, 2003, and would be automatically convertible into shares of the Company's common stock at a conversion rate equal to the lower of (i) 80% of the five-day average closing bid price as reported for the five consecutive trading days prior to the conversion date; or (ii) 80% of the five-day average closing bid price as reported for the five consecutive trading days prior to the issuance of the Debenture (the "Conversion Price") subject to adjustment as provided in the Debenture. Interest on the Debenture is payable at the time of conversion in cash or in shares of the Company's common stock, at the Company's option.

         The net proceeds to the Company from the sale of the Debenture totaled $825,000. The placement agent received a cash commission of $130,000, plus reimbursement of legal fees, and a five-year warrant to purchase 50,000 shares of the Company's common stock at an exercise price equal to 110% of the Conversion Price of the Debenture, subject to adjustment under the terms of such warrant. The expenses related to this agreement were being amortized over the 36-month period commencing March 21, 2000.

         In January 2001, a lawsuit was filed in the United States District Court, Southern District of New York, against the Company and other unnamed individuals. The plaintiffs, as alleged assignees of the original purchaser of the Debenture, alleged that the Company failed to register the shares of the Company's common stock issuable upon conversion of the Debenture and failed to pay penalties due as a result of such failure as called for by the registration rights agreement.

         On March 16, 2001, the Company entered into a settlement agreement which provides for the dismissal of the lawsuit, without prejudice, in exchange for the payment by the Company of $200,000 cash, the issuance of 200,000 shares of common stock valued at $32,000, the fair market value as of March 16, 2001, and the delivery of a three-year 10% promissory note in the principal amount of $300,000 secured by a security interest in the Company's inventory and guaranteed by the Company's President. As a result of the settlement, the Debenture was deemed paid in full and satisfied.

         In consideration for personally guaranteeing the promissory note, the Company's Board of Directors granted the President five-year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $.0625 per share (the fair market value of the common stock as of March 16, 2001).

         All remaining capitalized expenses related to the Debenture not amortized (which totaled $130,410) were included in the calculation of the gain on the Debenture settlement in the three-month period ended April 1, 2001. The reversal of the accrued Debenture interest expense in the amount of $70,962 was also included as part of the calculation of the gain on the Debenture settlement recorded in the three months ended April 1, 2001. The gain on the Debenture settlement agreement recorded in the three months ending April 1, 2001 amounted to $408,552.

(4)      CASH AND CASH EQUIVALENTS

         At April 1, 2001, the Company had cash and investments in various bank money market accounts and non-operating accounts with an aggregate value of $243,836.

(5)      STOCK OPTION PLAN

         During the first quarter of fiscal year 2001, the Company granted a total of 22,000 stock options to its outside directors under the Company's 1996 Stock Option Plan at exercise prices equal to the fair market value of the common stock on dates of the grant. These options generally vest next year and expire no later than 2006.

(6)      COMMITMENTS

         Effective January 1, 1999, the Board of Directors approved an agreement providing for the prepayment of up to $155,000 of future bonuses to the Company's President, with interest to be paid monthly by the President at an annual rate of 8.0% with the entire prepayment payable by December 31, 2000.

         In November 2000, the Company's Board of Directors modified the President's salary and bonus prepayment arrangement. The modification provides that, among other things, in consideration of the President's agreement to restructure his executive employment agreement, the repayment of such prepaid salary and bonuses by the President to the Company will be deferred until December 31, 2002. An increase in the amount prepaid to $200,600 was later approved by the Board. At April 1, 2001, prepaid salary and bonuses totaled $200,600, which is included in prepaid expenses non-current in the accompanying balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED APRIL 1, 2001 AND MARCH 26, 2000

         Revenues for the three months ended April 1, 2001 and March 26, 2000 totaled $2,498,858 and $2,449,296, respectively. Sales increased $49,562, or 2.0%, for the first quarter of 2001 compared to the first quarter of 2000. On May 9, 2000, the Company closed its Pompano Beach store. Revenues for the first quarter of 2000 reflected sales of $132,093 from the Pompano Beach store, which were not realized in the first quarter of 2001 as a result of the Pompano Beach store closing. The same-store sales for the three months ending April 1, 2001 increased 7.6% as compared to the 5.4% decrease in the first quarter ending March 26, 2000.

         The Company's gross profit for the first quarter of 2001 increased $157,566, or 15.9%, to $1,147,240, as compared to $989,674 for the first quarter of 2000. The gross profit margin increased from 40.4% in the first quarter of 2000 to 45.9% in the first quarter of 2001 and is attributable to the decrease in the cost of goods sold. The Company's cost of goods sold decreased as a result of the Company's decreased dependency on purchases of inventory in bulk from independent contract collectors and the increased efficiency of the Company's solicitation programs.

         Operating expenses for the first quarter of 2001 decreased $149,503, or 11.9%, to $1,104,255 from $1,253,758 for the first quarter of 2000, reflecting the impact of various special expenses incurred in the first quarter of 2001 and 2000. Selected additional operating expenses for the three months ending April 1, 2001 and March 26, 2000 included:

                                                        APRIL 1, 2001        MARCH 26, 2000
                                                        -------------        --------------
Amortization of investor relations consulting
    expenses paid with common stock                        $     --            $137,109

Amortization of financial consulting expenses
    paid with warrants to purchase common stock              66,771                  --

Amortization of debenture expenses                              959                 959

Start-up expenses of Company's
    internet subsidiary                                      82,659              48,539

Compensation expenses related to stock options
    issued to outside directors for services                     --              40,930
                                                           ========            ========
    Total                                                  $150,389            $227,537
                                                           ========            ========


         The $77,148 decrease in these selected additional operating expenses, combined with a decrease in corporate overhead amounting to $79,339, which was primarily the result of lower payroll expenses, was offset by an increase in store operating expenses amounting to $6,984.

         The same-stores operating profit (before corporate overhead) in the first quarter ended April 1, 2001 increased $128,749, or 28.6%, as compared to the first quarter of 2000, which is largely the result of the 7.6% increase in same store sales combined with the decrease of cost of goods sold, which resulted in a 19.7% increase in same-store gross profit.

         The net loss before extraordinary gain on debenture settlement was $102,437 in the quarter ending April 1, 2001. Net income, after the $408,552 gain, was $306,115 for the three months ending April 1, 2001, as compared to a net loss of $260,014 for the first quarter of 2000.

         LIQUIDITY AND CAPITAL RESOURCES

         At April 1, 2001, the Company had working capital of $119,994 as compared to working capital of $365,237 at March 26, 2000.

         Cash and cash equivalents at April 1, 2001 totaled $243,836, as compared to $396,836 at December 31, 2000, a decrease of $153,000. Net cash provided by operating activities totaled $39,287 for the three months ending April 1, 2001, as compared to $45,845 net cash used in operating activities for the three months ending March 26, 2001. The cash used in the purchase of property and equipment totaled $287 and was offset by $8,000 proceeds from sale of fixed assets. The net cash used in financing activities in the three months of 2001 was for the $200,000 representing the cash payment for Debenture settlement, whereas in 2000 the $1,011,250 in cash provided by financing activities was primarily the result of the issuance of the Debenture. The Company believes that its current capital resources, together with the expected cash flow from its operations, will be sufficient to meet its anticipated working capital requirements through 2001. There can be no assurances, however, that such will be the case.

         The Company is currently operating its Internet subsidiary, Collectiblesandart.com, Inc. on a very limited basis. The Company, to date, has not been able to obtain additional capital in order to complete the development of this operation.

         In an effort to increase shareholder value, the Company's Board of Directors is currently evaluating various options, including a possible reorganization of the Company and other possible acquisitions, the terms of which are not known at this time. There can be no assurances that the Company will enter into any such transaction, however, or that if a transaction is entered into, the Company's shareholders will realize any benefits in the short term or otherwise.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         In March 2001, the Company issued 200,000 shares of its common stock to plaintiffs in a lawsuit filed against the Company as part of the Debenture settlement agreement. The Company did not pay fees or commissions in connection with this issuance. This issuance was exempt from registration pursuant to
Section 4 (2) of the Securities Act.

         In March 2001, the Company issued five-year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.0625 per share (the fair market value as of March 16, 2001) to the Company's President in consideration for his agreeing to guarantee the $300,000 promissory note that was delivered in the Debenture settlement agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  EXHIBIT
                  NUMBER    DESCRIPTION
                  ------    -----------

                  11           Statement re: computation of per share earnings

         (b)      Reports on Form 8-K:

                  The Company did not file any current reports on Form 8-K during the quarter ended April 1, 2001.

                                    SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THRIFT MANAGEMENT, INC.

                                By: /s/  MARC DOUGLAS
                                -----------------------------------------------
                                Marc Douglas, President and Chief
                                Executive Officer (Principal Executive
                                Officer)
Date: May 16, 2001
                                /s/   STEPHEN L. WILEY
                                -----------------------------------------------
                                Stephen L. Wiley, Chief Financial Officer
                                (Principal Accounting and Financial Officer)