Form 10QSB
period 2001-07-01
THRIFT MANAGEMENT INC
filed 2001-08-15
CIK 1016611

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  JULY 1, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ______________

                         Commission File No. 000-30011

                             THRIFT MANAGEMENT, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             FLORIDA                                       65-0309540
 --------------------------------                    ----------------------
 (State or Other Jurisdiction of                         I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


                       3141 W. Hallandale Beach Boulevard
                            Hallandale, Florida 33009
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (954) 985-8430
                                                         -------------

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practical date: At August 15, 2001, there were outstanding 3,047,210 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                             THRIFT MANAGEMENT, INC.
                                AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                                                              PAGE
                                                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of July 1, 2001 (unaudited)..............................................  3

         Consolidated Statements of Operations for the three months and six months ended
           July 1, 2001 and June 25, 2000 (unaudited)...........................................................  4

         Consolidated Statements of Cash Flows for the six months ended July 1, 2001 and June 25, 2000 (unaudited)........................................................................  5

         Notes to Consolidated Financial Statements (unaudited).................................................  6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................................................  9

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.............................................................. 13

Item 4.  Submission of Matters to a Vote of Security Holders.................................................... 14

Item 6.  Exhibits and Reports on Form 8-K....................................................................... 14

Signatures...................................................................................................... 15



                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                             JULY 1, 2001
                                                                             ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $   181,996
     Merchandise inventories                                                       480,685
     Prepaid expenses                                                               25,103
                                                                               -----------
              TOTAL CURRENT ASSETS                                                 687,784

EQUIPMENT, FIXTURES AND IMPROVEMENTS, net                                          619,386

PREPAID EXPENSES - NON-CURRENT                                                     212,868

DEFERRED TAX ASSETS                                                                311,000

OTHER ASSETS                                                                        78,100
                                                                               -----------
              TOTAL ASSETS                                                     $ 1,909,138
                                                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                          $   254,165
     Accrued expenses                                                              333,090
     Notes payable short-term                                                      101,233
                                                                               -----------

              TOTAL CURRENT LIABILITIES                                            688,488

LONG-TERM LIABILITIES
     Notes payable long-term                                                       195,789
                                                                               -----------
              TOTAL LIABILITIES                                                    884,277
                                                                               -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock: $.01 par value, authorized 1,500,000 shares, issued            2,500
          and outstanding 250,000 shares
     Common stock: $.01 par value, authorized 15,000,000 shares, issued             30,472
          and outstanding 3,047,210 shares
     Additional paid-in capital                                                  4,086,499
     Accumulated deficit                                                        (3,094,610)
                                                                               -----------
              TOTAL STOCKHOLDERS' EQUITY                                         1,024,861
                                                                               -----------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 1,909,138
                                                                               ===========


See accompanying notes.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                  -----------------------------       -----------------------------
                                                    JULY 1,          JUNE 25,          JULY 1,           JUNE 25,
                                                     2001              2000              2001              2000
                                                  -----------       -----------       -----------       -----------
Net sales                                         $ 2,261,531       $ 2,153,701       $ 4,760,389       $ 4,602,997
Cost of goods sold                                  1,365,763         1,367,259         2,717,381         2,826,881
                                                  -----------       -----------       -----------       -----------
GROSS PROFIT                                          895,768           786,442         2,043,008         1,776,116

Selling, general and administrative expenses        1,076,431         1,465,032         2,180,686         2,694,064
Officer's bonus incentive                                  --            21,528                --            46,254
                                                  -----------       -----------       -----------       -----------
         TOTAL OPERATING EXPENSES                   1,076,431         1,486,560         2,180,686         2,740,318
                                                  -----------       -----------       -----------       -----------

(LOSS) FROM OPERATIONS                               (180,663)         (700,118)         (137,678)         (964,202)

Loss on disposal of fixed assets                           --                --           137,316                --
Interest expense                                        4,940            17,453            22,393            18,604
Interest income                                        (6,272)          (17,304)          (15,619)          (22,525)
                                                  -----------       -----------       -----------       -----------

         (LOSS) BEFORE EXTRAORDINARY
           ITEM                                      (179,331)         (700,267)         (281,768)         (960,281)

Extraordinary gain on convertible
     debenture settlement                                  --                --           408,552                --
                                                  -----------       -----------       -----------       -----------
         NET INCOME (LOSS)                        $  (179,331)      $  (700,267)      $   126,784       $  (960,281)
                                                  ===========       ===========       ===========       ===========

Basic earnings (loss) per share
     (Loss) before extraordinary item             $     (0.06)      $     (0.28)      $     (0.10)      $     (0.40)
     Extraordinary item, net of tax                        --                --              0.14                --
                                                  -----------       -----------       -----------       -----------
         Net income (loss)                        $     (0.06)      $     (0.28)      $      0.04       $     (0.40)
                                                  ===========       ===========       ===========       ===========

Diluted earnings (loss) per share
     (Loss) before extraordinary item             $     (0.06)            (0.28)      $     (0.10)      $     (0.40)
     Extraordinary item, net of tax                        --                --              0.14                --
                                                  -----------       -----------       -----------       -----------
         Net income (loss)                        $     (0.06)            (0.28)      $      0.04       $     (0.40)
                                                  ===========       ===========       ===========       ===========

Weighted average number of shares:
     Basic:                                         3,047,210         2,497,210         2,961,496         2,430,781
                                                  ===========       ===========       ===========       ===========
     Diluted:                                       3,047,210         2,497,210         2,985,215         2,430,781
                                                  ===========       ===========       ===========       ===========

See accompanying notes.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   SIX MONTHS ENDED
                                                                              ---------------------------
                                                                              JULY 1,            JUNE 25,
                                                                                2001              2000
                                                                              ---------       -----------
Cash flows from operating activities:
     Net income (loss)                                                        $ 126,784       $  (960,281)
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                           74,878            86,593
         Loss on disposal of fixed assets                                       137,316                --
         Amortization of prepaid consulting expenses paid with
              common stock and warrants                                          86,327           376,166
         Stock options issued to directors and a consultant for services             --           117,757
         Extraordinary gain on convertible debenture settlement                (408,552)               --

Changes in assets and liabilities:
     Decrease in merchandise inventories                                          2,200            42,723
     (Increase) in prepaid expenses and other assets                            (54,684)         (218,869)
     Increase (decrease) increase in accounts payable                            62,984           (98,005)
     (Decrease) increase in accrued expenses                                    (19,715)          118,801
                                                                              ---------       -----------
         Total adjustments                                                     (119,246)          425,166
                                                                              ---------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               7,538          (535,115)
                                                                              ---------       -----------
Cash flows from investing activities:
     Purchase of property and equipment                                         (15,958)          (29,436)
     Proceeds from sale of property and equipment                                 8,000                --
                                                                              ---------       -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                          (7,958)          (29,436)
                                                                              ---------       -----------

Cash flows from financing activities:
     Options exercised                                                               --            11,250
     Proceeds from convertible debenture                                             --         1,000,000
     Cash payment - convertible debenture settlement                           (200,000)               --
     Cash payment - notes                                                       (14,420)               --
                                                                              ---------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (214,420)        1,011,250
                                                                              ---------       -----------
     NET INCREASE (DECREASE) IN CASH                                           (214,840)          446,699

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 396,836           186,666
                                                                              ---------       -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $ 181,996       $   633,365
                                                                              =========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:
         Interest                                                             $   4,940       $        --
                                                                              =========       ===========
         Income taxes                                                         $      --       $        --
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

         The results of operations for the three and six months ended July 1, 2001 are not necessarily indicative of the results to be expected for the full year.

         These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2000 of Thrift Management, Inc. (the "Company" or "TMI").

(2)      ORGANIZATION

         The consolidated financial statements at July 1, 2001 include the accounts of the Company, Hallandale Thrift Management, Inc. ("HTMI"), Thrift Shops of South Broward, Inc. ("TSSB"), Thrift Shops of West Dade, Inc. ("TSWD"), Hallandale Thrift, Inc. ("HTI"), North Broward Consignment, Inc. ("NBCI"), Thrift Shops of North Lauderdale, Inc. ("TSNL"), Thrift Retail, Inc. ("TRI"), Thrift Management Canada, Inc. ("TMCI"), Thrift Export, Inc. ("TEI"), Thrift Holdings, Inc. ("THI") and Collectiblesandart.com, Inc. ("CACI"). (HTMI, TSSB, TSWD ,HTI, NBCI, TSNL, TRI, TMCI, TEI, THI and CACI are collectively referred to herein as the "Subsidiaries.") All significant inter-company accounts and transactions have been eliminated in consolidation.

(3)      STOCKHOLDERS' EQUITY

         In March 2000, the Company completed a private placement of a 7% convertible debenture with a principal amount of $1,000,000 (the "Debenture"). In January 2001, a lawsuit was filed in the United States District Court, Southern District of New York, against the Company and other unnamed individuals. The plaintiffs, as alleged assignees of the original purchaser of the Debenture, alleged that the Company failed to register the shares of the Company's common stock issuable upon conversion of the Debenture and failed to pay penalties due as a result of such failure.

         On March 16, 2001, the Company entered into a settlement agreement which provided for the dismissal of the lawsuit, without prejudice, in exchange for the payment by the Company of $200,000 cash, the issuance of 200,000 shares of common stock valued at $32,000, the fair market value as of March 16, 2001, and the delivery of a three-year 10% promissory note in the principal amount of $300,000 secured by a security interest in the Company's inventory and guaranteed by the Company's President. As a result of the settlement, the Debenture was deemed paid in full and satisfied.

         In consideration for personally guaranteeing the promissory note, the Company's Board of Directors granted the President five-year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $.0625 per share (the fair market value of the common stock as of March 16, 2001).

         All remaining capitalized expenses related to the Debenture not amortized (which totaled $130,410) were included in the calculation of the gain on the Debenture settlement in the three month period ending April 1, 2001. The reversal of the accrued Debenture interest expense in the amount of $70,962 was also included as part of the calculation of the gain on the Debenture settlement recorded in the first quarter of 2001. The gain on the Debenture settlement agreement recorded in the first quarter of 2001 amounted to $408,552.

(4)      CASH AND CASH EQUIVALENTS

         At July 1, 2001, the Company had cash and investments in various bank money market accounts and non-operating accounts with an aggregate value of $181,996.

(5)      STOCK OPTION PLAN

         During the six months ended July 1, 2001, the Company granted a total of 134,000 stock options to its outside directors under the Company's 1996 Stock Option Plan at exercise prices equal to the fair market value of the common stock on dates of the grant. These options generally vest next year and expire no later than 2006.

(6)      COMMITMENTS

         Effective January 1, 1999, the Board of Directors approved an agreement providing for the prepayment of up to $155,000 of future bonuses to the Company's President, with interest to be paid monthly by the President at an annual rate of 8.0% and the entire prepayment payable by December 31, 2000.

         In November 2000, the Company's Board of Directors modified the President's salary and bonus prepayment arrangement. The modification provides that, among other things, in consideration of the President's agreement to restructure his executive employment agreement, the repayment of such prepaid salary and bonuses by the President to the Company will be deferred until December 31, 2002. An increase in the amount prepaid was later approved by the Board. At July 1, 2001, prepaid salary and bonuses amounted to $212,868, which is included in prepaid expenses non-current in the accompanying balance sheet.

         On November 28, 1999, TMI entered into an Internet product development agreement with BFW Advertising, Inc. whereby BFW Advertising designed and prepared a web-site for the purposes of electronic commerce, marketing and promotion of TMI's subsidiary CACI. This agreement provided for payment of cash and shares of capital stock. The total contract price of project application, design and development was $84,960 (subject to price adjustments due to change orders), of which $20,800 was paid in cash and $56,160 was payable in capital stock upon final acceptance of the project, at the then market price of the shares so transferred. In June 2001, the Company settled the payment in shares remaining due under this agreement by the one-time payment of $15,000 in cash.

(7)      SUBSEQUENT EVENT

         On August 13, 2001, the Company's shareholders approved the sale of substantially all of the assets used by the Company in the conduct of its retail thrift store and charitable donation collection business and its web-site in development (the "Assets") to Thrift Ventures Inc. a newly formed corporation owned by Marc Douglas, the Company's principal shareholder, chairman of the Board, chief executive officer and president. As consideration for the purchase of the Assets, Ventures will pay to the Company $1,175,000 in the form of a three-year promissory note bearing interest at the prime rate as of the closing date plus 1.5%. The note will be secured by a security interest in the Assets. The sale is currently expected to close on August 27, 2001. At this time, management cannot readily determine the gain/loss on the transaction to the Company.

                    THRIFT MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations of Thrift Management, Inc. and subsidiaries (collectively, the "Company") and the Company's liquidity and capital resources. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements which involve risks and uncertainties. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These risks include: risks of increases in the costs of the Company's merchandise and the continued availability of suitable merchandise; the Company's relationship with its suppliers, licensors and contributors; changes in preferences of customers; competitive and general economic factors in the markets where the Company sells and collects goods; the impact of and changes in government regulations such as restrictions or prohibitions relating to the contribution of charitable goods; and other factors discussed herein or from time to time in the Company's other filings with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto of the Company included elsewhere herein.

GENERAL

The Company currently operates six retail thrift stores that offer new and used articles of clothing, furniture, miscellaneous household items and antiques, and has begun development of an Internet subsidiary, a business-to-consumer site that will offer collectibles, art and antiques. The Company obtains its merchandise primarily from two sources: (i) purchase contracts with charitable organizations, and (ii) various independent contract collectors from whom the Company purchases merchandise in bulk. The Company is registered with the State of Florida as a professional solicitor. Items from the stores that remain unsold are sold in bulk to exporters, which ship the items to countries throughout the Caribbean, Central and South America, and Eastern Europe.

The Company has entered into a purchase agreement dated as of June 22, 2001 (the "Purchase Agreement") with Thrift Ventures Inc. ("Ventures"), pursuant to which the Company will sell to Ventures substantially all of the assets used by the Company in the conduct of its retail thrift store and charitable donation collection business and its website in development. Ventures will also assume substantially all of the Company's liabilities. Ventures is a newly formed corporation owned by Marc Douglas, the Company's principal shareholder, chairman of the board, chief executive officer and president.

As consideration for the purchase of these assets, Ventures will pay to the Company $1,175,000 in the form of a three-year promissory note bearing interest at the prime rate as of the closing date plus 1.5%. The note will be secured by a security interest in the acquired assets.

The sale of assets by the Company was approved by the Company's shareholders at the annual meeting held on August 13, 2001. (See "Item 4 - Submission of Matters to a Vote of Security Holders," below.) The sale is currently expected to close on August 27, 2001. Following the closing, the Company's Board of Directors intends to pursue an acquisition of another operating business, although there can be no assurances it will be able to do so. During the interim period until an acquisition is completed, the Company's business operations will cease and its only assets will be the $1,175,000 note from Ventures, $50,000 in cash and a directors' and officers' liability insurance policy. The Company intends to minimize its ongoing expenses during this period, which are expected to be limited to compliance with the Company's SEC reporting obligations, identifying possible acquisition candidates and negotiating possible transactions, and other incidental corporate activities.

This transaction will not affect any of the Company's outstanding securities, and the Company intends to use its best efforts to maintain its status as a reporting company and to maintain the listing of the common stock on the OTC Bulletin Board.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JULY 1, 2001 AND
JUNE 25, 2000

Revenues for the three months ended July 1, 2001 and June 25, 2000 totaled $2,261,531 and $2,153,701, respectively. Sales increased $107,830, or 5.0%, for the second quarter of 2001 compared to the second quarter of 2000. The same-store sales for the three months ending July 1, 2001 increased 6.6% as compared to the three months ending June 25, 2000. Revenues for the second quarter of 2000 reflected sales of $37,590 from the Company's Pompano Beach store, which was closed in May 2000. The resulting decline in revenues offset the increase in same-store revenues in the second quarter of 2001. The second quarter of 2001 reflects sales of $5,774 from collectiblesandart.com as compared to no sales in the second quarter of 2000.

The Company's gross profit for the three months ended July 1, 2001 increased $109,326, or 13.9%, to $895,768 as compared to $786,442 for the three months ended June 25, 2000. The gross profit margin increased from 36.5% in the second quarter of 2000 to 39.6% in the second quarter of 2001 and is attributable to the decrease in the cost of goods sold. The Company's cost of goods sold decreased as a result of the Company's decreased dependency on purchases of inventory in bulk from independent contract collectors and the increased efficiency of the Company's solicitation programs.

Operating expenses for the three months ended July 1, 2001 decreased $410,129 or 27.6%, to $1,076,431 from $1,486,560 for the three months ended June 25, 2000, reflecting the impact of various special expenses incurred in the second quarter of 2001 and 2000, as described more fully below.

Selected additional operating expenses for the three months ended July 1, 2001 and June 25, 2000 included:


                                                                JULY 1, 2001       JUNE 25, 2000
                                                                ------------       --------------
Amortization of investor relations consulting expenses
  paid with common stock                                           $    --            $191,109

Amortization of financial consulting expenses paid with
  warrants to purchase common stock                                 19,556              47,948

Amortization of debenture expenses                                      --              14,544

Start-up expenses of Company's Internet subsidiary                  62,895              61,413

Compensation expense related to stock options issued to
  outside directors for services                                        --              76,827
                                                                   -------            --------
         Total                                                     $82,451            $391,841
                                                                   =======            ========

The $309,390 decrease in these selected additional operating expenses, and a decrease in corporate overhead amounting to $140,640, primarily the result of lower payroll related expenses and professional fees, was offset by an increase in store operating expenses amounting to $39,901.

The same stores operating profit (before corporate overhead) for the three months ended July 1, 2001 increased $37,167 or 13.9% as compared to the three months ended June 25, 2000, which is largely the result of the 6.6% increase in same store sales combined with the decrease of cost of goods sold, which resulted in a 13.9% increase in same-store gross profit.

The net loss for the three months ended July 1, 2001 was $179,331 as compared to a net loss of $700,267 for the three months ended June 25, 2000.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JULY 1, 2001 AND JUNE 25, 2000

Revenues for the six months ended July 1, 2001 and June 25, 2000 totaled $4,760,389 and $4,602,997, respectively. Sales increased $157,392, or 3.4%, for the six months of 2001 compared to the six months of 2000. The same-store sales for the six months ended July 1, 2001 increased 7.1% as compared to the six months ended June 25, 2000. This increase was offset by the impact of the closing of the Company's Pompano Beach store. Revenues for the six months of 2000 reflected sales of $169,683 from the Pompano Beach store, which were not realized in the six months of 2001. The six months of 2001 also reflect sales of $10,808 from collectiblesandart.com as compared to no sales in the six months of 2000.

The Company's gross profit for the six months ended July 1, 2001 increased $266,892, or 15.0%, to $2,043,008 as compared to $1,776,116 for the six months ended June 25, 2000. The gross profit margin increased from 38.6% in the six months of 2000 to 42.9% in the six months of 2001 and is attributable to the decrease in the cost of goods sold. The Company's cost of goods sold decreased as a result of the Company's decreased dependency on purchases of inventory in bulk from independent contract collectors and the increased efficiency of the Company's solicitation programs.

Operating expenses for the six months ended July 1, 2001 decreased $559,632 or 20.4%, to $2,180,686 from $2,740,318 for the six months ended June 25, 2000, reflecting the impact of various special expenses incurred in the six months of 2001 and 2000, as described more fully below.

Selected additional operating expenses for the six months ended July 1, 2001 and June 25, 2000 included:


                                                                 JULY 1, 2001       JUNE 25, 2000
                                                                 ------------       --------------
Amortization of investor relations consulting expenses
  paid with common stock                                           $     --            $328,219

Amortization of financial consulting expenses paid with
  warrants to purchase common stock                                  86,327              47,948

Amortization of debenture expenses                                      959              15,503

Start-up expenses of Company's Internet subsidiary                  145,554             109,952

Compensation expense related to stock options issued to
  outside directors for services                                         --             117,757
                                                                   --------            --------
         Total                                                     $232,840            $619,379
                                                                   ========            ========


The $386,539 decrease in these selected additional operating expenses, and a decrease in corporate overhead amounting to $218,337, primarily the result of lower payroll expenses, was offset by an increase in store operating expenses amounting to $45,244.

The same stores operating profit (before corporate overhead) for the six months ended July 1, 2001 increased $167,557 or 23.5% as compared to the six months ended June 25, 2000, which is largely the result of the 7.1% increase in same store sales combined with the decrease of cost of goods sold, which resulted in a 17.1% increase in same-store gross profit.

The net profit for the six months ended July 1, 2001 was $126,784 as compared to a net loss of $960,281 for the six months ended June 25, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At July 1, 2001, the Company had negative working capital of $704 as compared to working capital of $1,596,410 at June 25, 2000.

Cash and cash equivalents at July 1, 2001 totaled $181,996, as compared to $396,836 at December 31, 2000, a decrease of $214,840. Net cash provided by operating activities totaled $7,538 for the six months ending July 1, 2001, as compared to $535,115 net cash used in operating activities for the six months ending June 25, 2000. The cash used in investing activities totaled $7,958, which includes $15,958 for the purchase of property and equipment offset by $8,000 proceeds from sale of property and equipment. The net cash used by financing activities in the six months of 2001 was $214,420, which included $200,000 cash payment for the Debenture settlement and $14,420 in payment of notes. By comparison, in 2000 the $1,011,250 cash provided by financing activities was primarily the result of the issuance of the Debenture.

The sale of assets to Ventures, which is currently expected to close on August 27, 2001, will result in the assumption of substantially all of the Company's liabilities to Ventures and the Company substantially reducing its business operations until the Company is able to successfully complete an acquisition. Until such time, the Company's source of funds will consist of $50,000 in cash and the receipt of payments on the note from Ventures, which are due beginning one year from the closing date. The Company currently anticipates obtaining the $50,000 by the sale of common stock to Marc Douglas, the principal shareholder, director and chief executive officer of both the Company and Ventures, in a private transaction at the then-current market price of the common stock. Assuming the receipt of that funding, the Company believes that its capital resources will be sufficient to meet its anticipated working capital requirements through 2001. There can be no assurances, however, that such will be the case, and there can be no assurances that the Company would be able to obtain additional funding, if necessary.

The Company is currently operating its Internet subsidiary
Collectiblesandart.com, Inc. on a very limited basis. The Company, to date, has not been able to obtain additional capital in order to fully complete the development of this operation.

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

In March 2001, the Company issued five-year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.0625 per share (the fair market value as of March 16, 2001) to the Company's President in consideration for his agreeing to guaranty the $300,000 promissory note that was delivered in the Debenture settlement agreement.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's annual meeting of shareholders (the "Annual Meeting") was held on Monday, August 13, 2001.

         (b) All of the current members of the Company's Board of Directors were reelected to serve as members of the Board until the next annual meeting of shareholders.

         (c) A majority of the Company's outstanding shares of common stock and preferred stock approved the Purchase Agreement with Ventures (with all shares held by Marc Douglas and his affiliates voting with the majority of the other shares ).


       VOTES FOR                      AGAINST                      ABSTENTIONS                   BROKER NON-VOTES
------------------------       -----------------------         ---------------------        ----------------------------
       4,833,665                       22,100                         1,800                           689,645


         (d) The shareholders approved an amendment to the Company's Articles of Incorporation to change the Company's name to TMI Holdings, Inc. if the transaction with Ventures is completed.


       VOTES FOR                      AGAINST                      ABSTENTIONS                   BROKER NON-VOTES
------------------------       -----------------------         ---------------------        ----------------------------
       4,841,715                       14,850                         1,000                           689,645


         (e) The shareholders also voted to ratify the appointment of Berkowitz Dick Pollack & Brant LLP as the Company's independent public accountants for the 2001 fiscal year.

       VOTES FOR                      AGAINST                      ABSTENTIONS                   BROKER NON-VOTES
------------------------       -----------------------         ---------------------        ----------------------------

       5,444,547                       16,850                         1,000                           84,813


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         EXHIBIT NUMBER               DESCRIPTION
         --------------               -----------

              10.1 Purchase Agreement dated as of June 22, 2001 between Thrift Management, Inc. and Thrift Ventures Inc.

              11.1                    Statement re: computation of per share
                                      earnings

         (b)      Reports on Form 8-K:

         The Company did not file any current reports on Form 8-K during the quarter ended July 1, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THRIFT MANAGEMENT, INC.



                                   By: /s/  MARC DOUGLAS
                                       ----------------------------------------
                                        Marc Douglas, President and Chief
                                        Executive Officer (Principal Executive
                                        Officer)

Date: August 15, 2001
                                   By: /s/  STEPHEN L. WILEY
                                       ----------------------------------------
                                        Stephen L. Wiley, Chief Financial
                                        Officer (Principal Financial Officer)