Form 10QSB
period 2001-09-30
TMI HOLDINGS INC/FL
filed 2001-11-14
CIK 1016611

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the quarterly period ended  September 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE  ACT OF 1934

       For the transition period from ________________ to _____________________

                          Commission File No. 000-30011

                               TMI HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Florida                                              65-0309540
-------------------------------                              ------------------
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

                             Thrift Management, Inc.
                -------------------------------------------------
                        (Former name, former address and
                former fiscal year, if changed since last report)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practical date: At November 13, 2001, there were outstanding 3,047,210 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format:     YES [ ]  NO  [X]

                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)

                              INDEX TO FORM 10-QSB


                                                                                                            Page
                                                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of September 30, 2001 (unaudited)...................................................3

         Statements of Operations for the three months and nine months ended
         September 30, 2001 and September 24, 2000 (unaudited)................................................4

         Statements of Cash Flows for the nine months ended September 30, 2001 and September 24, 2000 (unaudited)...................................................................5

         Notes to Financial Statements (unaudited)............................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................9

PART II - OTHER INFORMATION

Item 2.  Changes in Securities................................................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................................................14

Signatures....................................................................................................15


                               TMI HOLDINGS, INC.
                        (FORMERLY THRIFT MANAGEMENT, INC.)

                                  BALANCE SHEET
                                   (Unaudited)


                                                                     September 30, 2001
                                                                     ------------------
ASSETS (Notes 5 and 6)
CURRENT ASSETS
    Cash and cash equivalents                                           $    14,904
    Prepaid expenses                                                          4,014
    Account receivable - stockholder                                         25,000
    Stockholder note receivable - current                                    32,639
                                                                        -----------
        TOTAL CURRENT ASSETS                                                 76,557

STOCKHOLDER NOTE RECEIVABLE - NON-CURRENT                                 1,142,361
                                                                        -----------
        TOTAL ASSETS                                                    $ 1,218,918
                                                                        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

        TOTAL LIABILITIES                                               $        --
                                                                        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock: $.01 par value, authorized 1,500,000
         shares, issued and outstanding 250,000 shares                        2,500
    Common stock: $.01 par value, authorized 15,000,000
         shares, issued and outstanding 3,047,210 shares                     30,472
    Additional paid-in capital                                            4,086,499
    Accumulated deficit                                                  (2,900,553)
                                                                        -----------
        TOTAL STOCKHOLDERS' EQUITY                                        1,218,918
                                                                        -----------

        TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                         $ 1,218,918
                                                                        ===========

See accompanying notes.

                               TMI HOLDINGS, INC.
                        (FORMERLY THRIFT MANAGEMENT, INC.)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended                     Nine Months Ended
                                                  --------------------------------       ---------------------------------
                                                  September 30,      September 24,       September 30,       September 24,
                                                       2001               2000                2001                2000
                                                  -------------      -------------       -------------       -------------
Net sales                                          $ 1,439,286         $ 2,205,705         $ 6,199,675           6,808,701

Cost of goods sold                                     880,561           1,374,430           3,597,942           4,201,310
                                                   -----------         -----------         -----------         -----------
GROSS PROFIT                                           558,725             831,275           2,601,733           2,607,391

Selling, general and administrative
    expenses                                           658,759           1,305,226           2,839,443           3,999,290
Officer's bonus incentive                                   --              22,057                  --              68,312
                                                   -----------         -----------         -----------         -----------
         TOTAL OPERATING EXPENSES                      658,759           1,327,283           2,839,443           4,067,602
                                                   -----------         -----------         -----------         -----------
(LOSS) FROM OPERATIONS                                (100,034)           (496,008)           (237,710)         (1,460,211)

Loss on disposal of fixed assets                        (1,019)                 --            (138,336)                 --
Gain on sale of business units (Note 5)                385,589                  --             385,589                  --
Interest expense                                        (4,699)            (17,453)            (27,092)            (36,057)
Interest income                                          3,220               8,309              18,838              30,834
                                                   -----------         -----------         -----------         -----------
INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                              283,057            (505,152)              1,289          (1,465,434)

Provision for income taxes                              89,000                  --              89,000                  --
                                                   -----------         -----------         -----------         -----------
INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                                  194,057            (505,152)            (87,711)         (1,465,434)

Extraordinary gain on convertible
   debenture settlement                                     --                  --             408,552                  --
                                                   -----------         -----------         -----------         -----------
         NET INCOME (LOSS)                         $   194,057         $  (505,152)        $   320,841          (1,465,434)
                                                   ===========         ===========         ===========         ===========

Basic and diluted earnings (loss) per share:
    Income (Loss) before extraordinary item        $      0.06         $     (0.20)        $     (0.03)        $     (0.59)
    Extraordinary item, net of tax                          --                  --                0.14                  --
                                                   -----------         -----------         -----------         -----------
             Net income (loss)                     $      0.06         $     (0.20)        $      0.11         $     (0.59)
                                                   ===========         ===========         ===========         ===========

Weighted average number of shares:

    Basic:                                           3,047,210           2,547,210           2,987,210           2,465,710

    Diluted:                                         3,056,525           2,547,210           3,006,127           2,465,710



See accompanying notes.

                               TMI HOLDINGS, INC.
                        (FORMERLY THRIFT MANAGEMENT, INC.)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Nine Months Ending
                                                                                   ----------------------------------
                                                                                   September 30,        September 24,
                                                                                        2001                2000
                                                                                     -----------         -----------
Cash flows from operating activities:
     Net income (loss)                                                               $   320,841         $(1,465,434)
     Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
           Deferred income tax                                                            89,000                  --
           Depreciation and amortization                                                  96,565             142,134
           Loss on disposal of fixed assets                                              138,336                  --
           Amortization of prepaid consulting expenses paid
             with common stock and warrants                                               86,327             647,362
           Stock options issued to directors and a
             consultant for services                                                          --             117,757
           Extraordinary gain on convertible debenture settlement                       (408,552)                 --
           Gain on sale of business units                                               (385,589)                 --

     Changes in assets and liabilities:
           Decrease in merchandise inventories                                            68,784              40,523
           (Increase) in prepaid expenses and other assets                               (82,970)           (218,919)
           Increase (decrease) in accounts payable                                       134,946            (113,703)
           (Decrease) increase in accrued expenses                                       (54,383)            210,647
                                                                                     -----------         -----------
                     Total adjustments                                                  (317,536)            825,801
                                                                                     -----------         -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        3,305            (639,633)
                                                                                     -----------         -----------

Cash flows from investing activities:
     Purchase of property and equipment                                                  (15,958)            (57,162)
     Proceeds from sale of fixed assets                                                    8,000                  --
     Payment in connection with the sale of business units                              (147,197)                 --
                                                                                     -----------         -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                                 (155,155)            (57,162)
                                                                                     -----------         -----------

Cash flows from financing activities:
     Options exercised                                                                        --              11,250
     Proceeds from convertible debenture                                                      --           1,000,000
     Cash payment - convertible debenture settlement                                    (200,000)                 --
     Cash payment - notes                                                                (30,082)                 --
                                                                                     -----------         -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                     (230,082)          1,011,250
                                                                                     -----------         -----------
            NET (DECREASE) INCREASE IN CASH                                             (381,932)            314,455

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                          396,836             186,666
                                                                                     -----------         -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $    14,904         $   501,121
                                                                                     ===========         ===========


                               TMI HOLDINGS, INC.
                        (FORMERLY THRIFT MANAGEMENT, INC.)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                   Nine Months Ending
                                                                                   ----------------------------------------------
                                                                                      September 30,               September 24,
                                                                                          2001                        2000
                                                                                   -------------------         ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

         Cash paid during the period for:
           Interest                                                                $            9,639          $               --
                                                                                   ==================          ==================
           Income taxes                                                            $               --          $               --
                                                                                   ==================          ==================

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         During the nine month period ended September 30, 2001, the Company sold the common stock of its business units for a note receivable amounting to $1,175,000 (Note 5). In conjunction with this transaction, the assets sold, liabilities assumed and receivables recorded were as follows:

           Assets sold in connection with the sale of the business
              units..........................................................      $       $1,720,321

           Liabilities assumed in connection with the sale of the business
              units..........................................................                (905,910)

           Receivable - stockholder recorded.................................                 (25,000)

           Note receivable recorded..........................................              (1,175,000)
                                                                                   ------------------
           Gain on the sale of the business units............................      $         (385,589)
                                                                                   ==================



See accompanying notes.

                               TMI HOLDINGS, INC.
                        (FORMERLY THRIFT MANAGEMENT, INC.)

                                    NOTES TO
                        FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and nine months ended September 30, 2001 and September 24, 2000 are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2000 of Thrift Management, Inc. (the "Company" or `TMI').

(2) ORGANIZATION

As a result of the sale of its business units that was completed on August 27, 2001 (see Note 5), the Company no longer has any subsidiaries or active business operations. The accompanying Statements of Operations for the three and nine months ended September 30, 2001 reflect the results of only two months and eight months (through August 26, 2001) of the Company's former business operations.

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

On March 16, 2001, the Company entered into a settlement agreement which provides for the dismissal of the lawsuit, without prejudice, in exchange for the payment by the Company of $200,000 cash, the issuance of 200,000 shares of common stock valued at $32,000 (the fair market value as of March 16, 2001) and the delivery of a three-year 10% promissory note in the principal amount of $300,000 secured by a security interest in the Company's inventory and guaranteed by the Company's President. As a result of the settlement, the debenture was deemed paid in full and satisfied.

In consideration for personally guaranteeing the promissory note, the Company's Board of Directors granted the President 5 year warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.0625 per share (the fair market value of the Common Stock as of March 16, 2001).

All remaining capitalized expenses related to the debenture not amortized (which totaled $130,410) were included in the calculation of the gain on the debenture settlement in the nine month period ended September 30, 2001. Reversal of the accrued debenture interest expense in the amount of $70,962 was also included as part of the calculation of the gain on the debenture settlement recorded in the first quarter of 2001. The gain on the Debenture settlement agreement recorded in the first quarter of 2001 amounted to $408,552.

(4) STOCK OPTION PLAN

During the nine months ended September 30, 2001, the Company granted a total of 50,000 stock options to its employees and a total of 144,000 stock options to its outside directors under the Company's 1996 Stock Option Plan at exercise prices equal to the fair market value of the common stock on dates of the grant. These options generally vest within the next year and expire no later than 2011.

(5) SALE OF BUSINESS UNITS

As previously reported in the Company's Form 10-QSB for the quarter ended July 1, 2001, on August 13, 2001, the Company's shareholders approved (with all the shares held by the President and his affiliates voting with the majority of all other outstanding shares) the sale of substantially all of the assets used by the Company in the conduct of its retail thrift store and charitable donation collection business and its web-site in development (the "Business Units") to Thrift Ventures Inc., ("Thrift Ventures"), a newly formed corporation owned by Marc Douglas, the Company's principal shareholder, chairman of the board, Chief Executive Officer and President. On August 27, 2001, the Company closed the sale of the Assets to Thrift Ventures. As consideration for the purchase of these business units, Thrift Ventures paid to the Company $1,175,000 in the form of a three-year promissory note bearing interest at the prime rate plus 1.5%. The note is secured by a security interest in the assets sold. The Company realized a gain of $385,589 on this transaction.

(6) SUBSEQUENT EVENT

On October 31, 2001, the Company signed a letter of intent with a private company regarding a proposed merger of the private company with the Company. The transaction contemplated by the letter of intent, if entered into and if completed, will result in a substantial change in control of the issued and outstanding shares of the Company's equity securities. The letter of intent is non-binding and is subject to the negotiation of a definitive agreement. There can be no assurance whether the Company will be able to negotiate and enter into a definitive agreement. In connection with entering into the letter of intent, the Company has agreed not to shop the Company until at least mid-December 2001. The completion of the transaction contemplated by the non-binding letter of intent is subject to various terms and conditions, including but not limited to the satisfactory completion of due diligence by both parties, and the approval of the transaction by the Company's board of directors and shareholders. There can be no assurances that the Company will be able to complete this or any other transaction.

                               TMI HOLDINGS, INC.
                        (FORMERLY THRIFT MANAGEMENT, INC.)

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations of Thrift Management, Inc. (the "Company"), and its liquidity and capital resources. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements which involve risks and uncertainties. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These risks include: risks of increases in the costs of the Company's merchandise and the continued availability of suitable merchandise; the Company's relationship with its suppliers, licensors and contributors; changes in preferences of customers; competitive and general economic factors in the markets where the Company sells and collects goods; the impact of and changes in government regulations such as restrictions or prohibitions relating to the contribution of charitable goods; and other factors discussed herein or from time to time in the Company's other filings with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto of the Company included elsewhere herein.

GENERAL

The Company operated six retail thrift stores that offer new and used articles of clothing, furniture, miscellaneous household items and antiques, and an Internet subsidiary, a business-to-consumer site that will offer collectibles, art and antiques, until August 27, 2001, when the sale of these business units to the Company's President and principal shareholder was completed. This transaction had been approved by the Company's shareholders (with all shares held by the President and his affiliates voting with the majority of all other outstanding shares) at the annual meeting held on August 13, 2001. As a result of the sale of its business units that was completed on August 27, 2001, the Company no longer has any subsidiaries or active business units. The Company's Board of Directors has been pursuing a transaction that will result in a sale or other change in control of the Company, although there can be no assurances it will be able to complete such a transaction. See Note 6 to the Company's Financial Statements included in Part I of this report. The Company intends to minimize its ongoing expenses during this period, which are expected to be limited to compliance with the Company's SEC reporting obligations, identifying possible acquisition candidates and negotiating possible transactions, and other incidental corporate activities.

The sale of the business units described above has not affected any of the Company's outstanding securities, and the Company intends to use its best efforts to maintain its status as a reporting company and to maintain the listing of its common stock on the OTC Bulletin Board.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 24, 2000

Revenues for the three months ended September 30, 2001 and September 24, 2000 totaled $1,439,286 and $2,205,705, respectively. Sales decreased $766,419, or 34.7%, for the third quarter of 2001 compared to the third quarter of 2000. All business units were sold on August 27, 2001, which accounts for $848,139 of the decline in sales. The sales for the comparable two-month period ended August 26, 2001 and August 20, 2000 were $1,439,286 and $1,357,566, respectively, representing an increase of $81,720 or 6.0%.

The Company's gross profit for the three months ended September 30, 2001 decreased $272,550, or 32.8%, to $558,725 as compared to $831,275 for the three months ended September 24, 2000. The sale of all business units account for $335,564 of the decline in gross profit. The gross profit for the comparable two-month period ended in August 26, 2001 and August 20, 2000 were $558,725 and $495,711, respectively. The $63,014 or 12.7% increase in gross profit, from 36.5% to 38.8%, is attributable to the decrease in the cost of goods sold. The Company's cost of goods sold decreased as a result of the Company's decreased dependency on purchases of inventory in bulk from independent contract collectors and the increased efficiency of the Company's solicitation programs.

Operating expenses for the three months ended September 30, 2001 decreased $668,524 or 50.4%, to $658,759, from $1,327,283 for the three months ended
September 24, 2000, reflecting the impact of various special expenses incurred in the third quarter of 2001 and 2000, as described more fully below.

Selected additional operating expenses for the three months ended September 30, 2001 and September 24, 2000 included:


                                                          September 30, 2001    September 24, 2000
                                                          ------------------    ------------------
Amortization of investor relations consulting
    expenses paid with common stock                           $     --               $ 67,315

Amortization of financial consulting expenses
    paid with warrants to purchase common stock                     --                 66,771

Amortization of debenture expenses                                  --                 14,544

Start-up expenses of Company's new internet
    subsidiary                                                  38,318                 72,148

Compensation expense related to stock options
    issued to outside directors for services                        --                117,109
                                                              --------               --------
Total                                                         $ 38,318               $357,887
                                                              ========               ========


These selected additional operating expenses account for a $319,569 decrease in operating expenses. The sale of the business units on August 27, 2001 account for a $206,070 decrease in operating expenses. The $204,088 decrease in corporate overhead, primarily the result of a decrease in payroll, was partially offset by a $61,203 increase in store operating expenses, primarily payroll and advertising expenses reflecting the 6.0% increase in sales.

In the three months ended September 30, 2001, the Company realized a gain amounting to $385,589 resulting from the sale of all of its business units.

The net income for the three months ended September 30, 2001 was $194,057 as compared to a net loss of $505,152 for the three months ended September 24, 2000.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 24, 2000

Revenues for the nine months ended September 30, 2001 and September 24, 2000 totaled $6,199,675 and $6,808,701, respectively. Sales decreased $609,026 or 8.9% for the nine months of 2001 compared to the nine months of 2000. All business units were sold on August 27, 2001, which accounts for $848,139 of the decline in sales. The sales for the comparable eight months ended August 26, 2001 and August 20, 2000 were $6,199,675 and $5,960,562, respectively, an increase of $239,113 or a 4.0%.

The Company's gross profit for the nine months ended September 30, 2001 decreased $5,568 to $2,601,733 as compared to $2,607,391 for the nine months ended September 24, 2000. The sale of all business units on August 27, 2001 resulted in a $335,564 decrease in gross profit. The gross profit for the comparable eight month periods ended August 26, 2001 and August 20, 2000 were $2,601,733 and $2,271,827, respectively. The $329,906 or 14.5% increase in the gross profit, from 38.1% to 42.0%, is attributable to the decrease in cost of goods sold. The Company's cost of goods sold decreased as a result of the Company's decreased dependency on purchases of inventory in bulk from independent contract collectors and the increased efficiency of the Company's solicitation programs.

Operating expenses for the nine months ended September 30, 2001 decreased $1,228,159 or 30.2% to $2,839,443 from $4,067,602 for the nine months ended
September 24, 2000, reflecting the impact of various special expenses incurred in the nine months of 2001 and 2000, as described more fully below.

Selected additional operating expenses for the nine months ended September 30, 2001 and September 24, 2000 included:


                                                         September 30, 2001     September 24, 2000
                                                         ------------------     ------------------
Amortization of investor relations consulting
    expenses paid with common stock                           $     --               $532,644

Amortization of financial consulting expenses
    paid with warrants to purchase common stock                  6,327                114,718

Amortization of debenture expenses                                  --                 30,046

Start-up expenses of Company's new internet
    subsidiary                                                 180,871                182,100

Compensation expense related to stock options
    issued to outside directors for services                        --                117,757
                                                              --------               --------
Total                                                         $187,198               $977,265
                                                              ========               ========

The sale of the business units on August 27, 2001 account for a $206,070 decrease in operating expenses. The $340,968 decrease in corporate overhead, primarily the result of a decrease in payroll and the $83,090 decrease in operating expenses of the Pompano Beach store closed in May 2000, were partially offset by a $192,032 increase in store operating expenses, primarily the result of an increase in payroll.

In the nine months ended September 30, 2001, the Company realized a gain of $408,552 on the Debenture settlement and a $385,589 gain upon the sale of all of its business units.

The net income for the nine months ended September 30, 2001 was $320,841 as compared to a net loss of $1,465,434 for the nine months ended September 24, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had working capital of $76,557 as compared to working capital of $1,133,616 at September 24, 2000.

Cash and cash equivalents at September 30, 2001 totaled $14,904, as compared to $396,836 at December 31, 2000 a decrease of $381,932. Net cash provided by operating activities totaled $3,305 for the nine months ending September 30, 2001, as compared to $639,633 net cash used in operating activities for the nine months ending September 30, 2000. The cash used in investing activities totaled $155,155 which include $15,958 for the purchase of property and equipment offset by $8,000 proceeds from sale of property and equipment plus a $147,197 transfer of cash to Thrift Ventures in connection with the sale of the business units. The net cash used by financing activities in the nine months of 2001 was $230,082 which included a $200,000 cash payment for the debenture settlement and $30,082 in payment of notes. By comparison, in 2000 the $1,011,250 cash provided by financing activities was primarily the result of the issuance of the debenture.

With the sale of its business units on August 27, 2001, the Company plans to reduce its business operations until the Company is able to successfully complete a transaction involving a sale or other change in control of the Company as a result of which the Company will obtain other business operations. The Company believes that its capital resources will be sufficient to meet its anticipated working capital requirements through 2001. There can be no assurances, however, that such will be the case, and there can be no assurance that the Company will be able to obtain additional funding, if necessary.

INFLATION AND SEASONALITY

The Company has sold all business units effective August 27, 2001 and, as a result, does not expect at this time to be impacted by inflation or seasonality.

PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

In March 2001, the Company issued 200,000 shares of its common stock in the settlement with the plaintiffs in the dispute regarding the Company's Debenture (see Note 3 to the Company's Financial Statements included in Part I of this report).

In March 2001, the Company issued five-year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.0625 per share (the fair market value as of March 16, 2001) to the Company's President in consideration for his guaranty of the $300,000 promissory note that was delivered in the Debenture settlement agreement (see Note 3 of the Company's Financial Statements).

Each of the foregoing was undertaken in accordance with the exemption from registration set forth in Section 4(2) of the Securities Act, in that no general solicitation was involved and each transaction was undertaken with an existing security holder of the Company. The Company did not pay any fees or commissions in connection with such issuances.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10.1 Purchase Agreement dated as of June 22, 2001 between Thrift Management, Inc. and Thrift Ventures Inc. (incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended July 1, 2001).

                  11.1     Statement re: computation of per share earnings

         (b)      Reports on Form 8-K:

         The Company did not file any current reports on Form 8-K during the quarter ended September 30, 2001.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THRIFT MANAGEMENT, INC.



                                       By: /s/ Marc Douglas
                                       -----------------------------------------
                                       Marc Douglas, President and Chief
                                       Executive Officer (Principal
                                       Executive Officer)

Date: November 14, 2001

                                       /s/ Stephen L. Wiley
                                       -----------------------------------------
                                       Stephen L. Wiley, Chief Financial Officer
                                       (Principal Financial Officer)