Form 10QSB/A
period 2001-09-30
TMI HOLDINGS INC/FL
filed 2002-02-14
CIK 1016611

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                EXPLANATORY NOTE


This Form 10-QSB/A amends the Registrant's quarterly Form 10-QSB for the third fiscal quarter ended September 30, 2001 as filed on November 14, 2001 and is being filed to reflect the restatement of the Registrant's financial statements for that period. The restatement relates to the recording of a gain on the sale of business units of TMI Holdings, Inc. (formerly Thrift Management, Inc.) to Thrift Ventures Inc. This Form 10-QSB/A revises the Statement of Operations for the three months ended September 30, 2001 and the Statement of Operations for the nine months ended September 30, 2001 as follows: gain on sale of business units has been reversed resulting in a decrease to previously reported net income of $385,589 for the three months ended September 30, 2001 and the nine months ended September 30, 2001. This Form 10-QSB/A revises the Balance Sheet as of September 30, 2001 as follows: accumulated deficit has been increased by $385,589 and additional paid-in capital has increased by $385,589. In addition, Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect these changes.

                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)

                             INDEX TO FORM 10-QSB/A



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

         Notes to Financial Statements (unaudited)............................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................9

PART II - OTHER INFORMATION

Item 2.  Changes in Securities................................................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................................................13

Signatures....................................................................................................14


                               TMI HOLDINGS, INC.
                        (FORMERLY THRIFT MANAGEMENT, INC.)

                                  BALANCE SHEET
                                   (Unaudited)


                                                                     September 30, 2001
                                                                     ------------------
ASSETS (Notes 6 and 7)
CURRENT ASSETS
    Cash and cash equivalents                                           $    14,904
    Prepaid expenses                                                          4,014
    Account receivable - stockholder                                         25,000
                                                                        -----------
        TOTAL CURRENT ASSETS                                                 43,918

STOCKHOLDER NOTE RECEIVABLE - NON-CURRENT                                 1,175,000
                                                                        -----------
        TOTAL ASSETS                                                    $ 1,218,918
                                                                        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

        TOTAL LIABILITIES                                               $        --
                                                                        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock: $.01 par value, authorized 1,500,000
         shares, issued and outstanding 250,000 shares                        2,500
    Common stock: $.01 par value, authorized 15,000,000
         shares, issued and outstanding 3,047,210 shares                     30,472
    Additional paid-in capital                                            4,472,088
    Accumulated deficit                                                  (3,286,142)
                                                                        -----------
        TOTAL STOCKHOLDERS' EQUITY                                        1,218,918
                                                                        -----------

        TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                         $ 1,218,918
                                                                        ===========

See accompanying notes.

                               TMI HOLDINGS, INC.
                        (FORMERLY THRIFT MANAGEMENT, INC.)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended                     Nine Months Ended
                                                  --------------------------------       ---------------------------------
                                                  September 30,      September 24,       September 30,       September 24,
                                                       2001               2000                2001                2000
                                                  -------------      -------------       -------------       -------------
Net sales                                          $ 1,439,286         $ 2,205,705         $ 6,199,675         $ 6,808,701

Cost of goods sold                                     880,561           1,374,430           3,597,942           4,201,310
                                                   -----------         -----------         -----------         -----------
GROSS PROFIT                                           558,725             831,275           2,601,733           2,607,391

Selling, general and administrative
    expenses                                           658,759           1,305,226           2,839,443           3,999,290
Officer's bonus incentive                                   --              22,057                  --              68,312
                                                   -----------         -----------         -----------         -----------
         TOTAL OPERATING EXPENSES                      658,759           1,327,283           2,839,443           4,067,602
                                                   -----------         -----------         -----------         -----------
(LOSS) FROM OPERATIONS                                (100,034)           (496,008)           (237,710)         (1,460,211)

Loss on disposal of fixed assets                        (1,019)                 --            (138,336)                 --
Interest expense                                        (4,699)            (17,453)            (27,092)            (36,057)
Interest income                                          3,220               8,309              18,838              30,834
                                                   -----------         -----------         -----------         -----------
(LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                             (102,532)           (505,152)           (384,300)         (1,465,434)

Provision for income taxes                              89,000                  --              89,000                  --
                                                   -----------         -----------         -----------         -----------
(LOSS) BEFORE EXTRAORDINARY ITEM                      (191,532)           (505,152)           (473,300)         (1,465,434)

Extraordinary gain on convertible
   debenture settlement                                     --                  --             408,552                  --
                                                   -----------         -----------         -----------         -----------
         NET (LOSS)                                $  (191,532)        $  (505,152)        $   (64,748)         (1,465,434)
                                                   ===========         ===========         ===========         ===========

Basic and diluted (loss) per share:
    (Loss) before extraordinary item               $     (0.06)        $     (0.20)        $     (0.16)        $     (0.59)
    Extraordinary item, net of tax                          --                  --                0.14                  --
                                                   -----------         -----------         -----------         -----------
             Net (loss)                            $     (0.06)        $     (0.20)        $     (0.02)        $     (0.59)
                                                   ===========         ===========         ===========         ===========

Weighted average number of shares:

    Basic and diluted:                               3,047,210           2,547,210           2,987,210           2,465,710


See accompanying notes.

                               TMI HOLDINGS, INC.
                        (FORMERLY THRIFT MANAGEMENT, INC.)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Nine Months Ending
                                                                                   ----------------------------------
                                                                                   September 30,        September 24,
                                                                                        2001                2000
                                                                                     -----------         -----------
Cash flows from operating activities:
     Net (loss)                                                                      $   (64,748)        $(1,465,434)
     Adjustments to reconcile net (loss) to net cash provided by
        (used in) operating activities:
           Deferred income tax                                                            89,000                  --
           Depreciation and amortization                                                  96,565             142,134
           Loss on disposal of fixed assets                                              138,336                  --
           Amortization of prepaid consulting expenses paid
             with common stock and warrants                                               86,327             647,362
           Stock options issued to directors and a
             consultant for services                                                          --             117,757
           Extraordinary gain on convertible debenture settlement                       (408,552)                 --

     Changes in assets and liabilities:
           Decrease in merchandise inventories                                            68,784              40,523
           (Increase) in prepaid expenses and other assets                               (82,970)           (218,919)
           Increase (decrease) in accounts payable                                       134,946            (113,703)
           (Decrease) increase in accrued expenses                                       (54,383)            210,647
                                                                                     -----------         -----------
                     Total adjustments                                                    68,053             825,801
                                                                                     -----------         -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        3,305            (639,633)
                                                                                     -----------         -----------

Cash flows from investing activities:
     Purchase of property and equipment                                                  (15,958)            (57,162)
     Proceeds from sale of fixed assets                                                    8,000                  --
     Payment in connection with the sale of business units                              (147,197)                 --
                                                                                     -----------         -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                                 (155,155)            (57,162)
                                                                                     -----------         -----------

Cash flows from financing activities:
     Options exercised                                                                        --              11,250
     Proceeds from convertible debenture                                                      --           1,000,000
     Cash payment - convertible debenture settlement                                    (200,000)                 --
     Cash payment - notes                                                                (30,082)                 --
                                                                                     -----------         -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                     (230,082)          1,011,250
                                                                                     -----------         -----------
            NET (DECREASE) INCREASE IN CASH                                             (381,932)            314,455

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                          396,836             186,666
                                                                                     -----------         -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $    14,904         $   501,121
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
                                                                                   ==================          ==================

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         During the nine month period ended September 30, 2001, the Company sold the common stock of its business units for a note receivable amounting to $1,175,000 (Note 6). In conjunction with this transaction, the assets sold, liabilities assumed and receivables recorded were as follows:

           Assets sold in connection with the sale of the business
              units..........................................................      $        1,720,321

           Liabilities assumed in connection with the sale of the business
              units..........................................................                (905,910)

           Receivable - stockholder recorded.................................                 (25,000)

           Note receivable recorded..........................................              (1,175,000)
                                                                                   ------------------
           Capital contribution related to sale of the business units........      $         (385,589)
                                                                                   ==================



See accompanying notes.

                               TMI HOLDINGS, INC.
                        (FORMERLY THRIFT MANAGEMENT, INC.)

                                    NOTES TO
                        FINANCIAL STATEMENTS (UNAUDITED)


(1) RESTATEMENT OF FINANCIAL STATEMENTS

The restatement relates to the recognition of a gain on the sale of the common stock of business units of TMI Holdings, Inc. (formerly Thrift Management, Inc.) (the "Company" or "TMI") to Thrift Ventures Inc. ("Thrift Ventures"), which the Company has subsequently determined should not have been recorded as a gain in the Company's Statement of Operations. As a result, the financial statements included in the Quarterly Report on Form 10-QSB filed on November 14, 2001 have been restated to remove the effect of the gain on sale of business units. The restatement has resulted in a decrease to previously reported net income of $385,589 ($.12 per share) and $385,589 ($.13 per share) for the three months ended September 30, 2001 and for the nine months ended September 30, 2001, respectively. Additionally, the restatement has resulted in an increase to accumulated deficit of $385,589 and an increase in additional paid-in capital of $385,589 as of September 30, 2001.

(2) BASIS OF PRESENTATION

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

These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2000 of the Company.

(3) ORGANIZATION

As a result of the sale of its business units that was completed on August 27, 2001 (see Note 6), the Company no longer has any subsidiaries or active business operations. The accompanying Statements of Operations for the three and nine months ended September 30, 2001 reflect the results of only two months and eight months (through August 26, 2001) of the Company's former business operations.

(4) STOCKHOLDERS' EQUITY

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

(5) STOCK OPTION PLAN

During the nine months ended September 30, 2001, the Company granted a total of 50,000 stock options to its employees and a total of 144,000 stock options to its outside directors under the Company's 1996 Stock Option Plan at exercise prices equal to the fair market value of the common stock on dates of the grant. These options generally vest within the next year and expire no later than 2011.

(6) SALE OF BUSINESS UNITS

As previously reported in the Company's Form 10-QSB for the quarter ended July 1, 2001, on August 13, 2001, the Company's shareholders approved (with all the shares held by the President and his affiliates voting with the majority of all other outstanding shares) the sale of substantially all of the assets used by the Company in the conduct of its retail thrift store and charitable donation collection business and its web-site in development (the "Business Units") to Thrift Ventures, a newly formed corporation owned by Marc Douglas, the Company's principal shareholder, chairman of the board, Chief Executive Officer and President. On August 27, 2001, the Company closed the sale of the Assets to Thrift Ventures. As consideration for the purchase of these business units, Thrift Ventures paid to the Company $1,175,000 in the form of a three-year promissory note bearing interest at the prime rate as of the closing date plus 1.5%. The principal amount of the note is payable in installments beginning on the second anniversary date of the note. Accrued interest is payable in quarterly installments beginning on the first anniversary date of the note. The note is secured by a security interest in the assets sold. The excess of the purchase price of the business units over the carrying value of such business units amounted to $385,589 and has been accounted for as a capital contribution in the accompanying balance sheet.

(7) SUBSEQUENT EVENT

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

                               TMI HOLDINGS, INC.
                        (FORMERLY THRIFT MANAGEMENT, INC.)

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations of TMI Holdings, Inc. (formerly Thrift Management, Inc.) (the "Company"), and its liquidity and capital resources. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements which involve risks and uncertainties. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These risks include: risks of increases in the costs of the Company's merchandise and the continued availability of suitable merchandise; the Company's relationship with its suppliers, licensors and contributors; changes in preferences of customers; competitive and general economic factors in the markets where the Company sells and collects goods; the impact of and changes in government regulations such as restrictions or prohibitions relating to the contribution of charitable goods; and other factors discussed herein or from time to time in the Company's other filings with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto of the Company included elsewhere herein.

GENERAL

The Company operated six retail thrift stores that offer new and used articles of clothing, furniture, miscellaneous household items and antiques, and an Internet subsidiary, a business-to-consumer site that will offer collectibles, art and antiques, until August 27, 2001, when the sale of these business units to the Company's President and principal shareholder was completed. This transaction had been approved by the Company's shareholders (with all shares held by the President and his affiliates voting with the majority of all other outstanding shares) at the annual meeting held on August 13, 2001. As a result of the sale of its business units that was completed on August 27, 2001, the Company no longer has any subsidiaries or active business units. The Company's Board of Directors has been pursuing a transaction that will result in a sale or other change in control of the Company, although there can be no assurances it will be able to complete such a transaction. See Note 7 to the Company's Financial Statements included in Part I of this report. The Company intends to minimize its ongoing expenses during this period, which are expected to be limited to compliance with the Company's SEC reporting obligations, identifying possible acquisition candidates and negotiating possible transactions, and other incidental corporate activities.

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

The net loss for the three months ended September 30, 2001 was $191,532 as compared to a net loss of $505,152 for the three months ended September 24, 2000.

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

In the nine months ended September 30, 2001, the Company realized a gain of $408,552 on the Debenture settlement .

The net loss for the nine months ended September 30, 2001 was $64,748 as compared to a net loss of $1,465,434 for the nine months ended September 24, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had working capital of $43,918 as compared to working capital of $1,133,616 at September 24, 2000.

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

PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

In March 2001, the Company issued 200,000 shares of its common stock in the settlement with the plaintiffs in the dispute regarding the Company's Debenture (see Note 4 to the Company's Financial Statements included in Part I of this report).

In March 2001, the Company issued five-year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.0625 per share (the fair market value as of March 16, 2001) to the Company's President in consideration for his guaranty of the $300,000 promissory note that was delivered in the Debenture settlement agreement (see Note 4 of the Company's Financial Statements).

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

                                       TMI HOLDINGS, INC.


                                       By: /s/ Marc Douglas
                                       -----------------------------------------
                                       Marc Douglas, President and Chief
                                       Executive Officer (Principal
                                       Executive Officer)

Date: February 14, 2002

                                       /s/ Stephen L. Wiley
                                       -----------------------------------------
                                       Stephen L. Wiley, Chief Financial Officer
                                       (Principal Financial Officer)