Form 10KSB40
period 2001-12-30
TMI HOLDINGS INC/FL
filed 2002-04-01
CIK 1016611

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 000-30011

              TMI HOLDINGS, INC. (FORMERLY THRIFT MANAGEMENT, INC.)
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                       Florida                             65-0309540
     ---------------------------------------------         ----------
     (State or other jurisdiction of incorporation        (IRS Employer
                   or organization)                    Identification No.)

          3141 W. Hallandale Beach Boulevard
                  Hallandale, Florida                         33009
     ---------------------------------------------         ----------
       (Address of principal executive offices)            (Zip Code)


                    Issuer's telephone number (954) 985-8430

                                 ---------------

      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

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

State issuer's revenues for its most recent fiscal year:  $6,199,675.

The aggregate market value of the issuer's Common Stock, $.01 par value, held by non-affiliates on March 27, 2002 was approximately $152,360.

As of March 27, 2002, there were 3,047,210 shares of the issuer's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

Transitional Small Business Disclosure Format (check one):  Yes [X]  No [ ]

                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)
                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001


PART I
                      Forward-Looking Statements.................................................          1
         Item 1.      Description of Business....................................................          1
         Item 2.      Description of Property....................................................          3
         Item 3.      Legal Proceedings..........................................................          3
         Item 4.      Submission of Matters to a Vote of Security Holders........................          3

PART II
         Item 5.      Market for Common Equity and Related Stockholder Matters...................          3
         Item 6.      Management's Discussion and Analysis or Plan of Operations.................          4
         Item 7.      Financial Statements.......................................................          9
         Item 8.      Changes In and Disagreements With Accountants on
                      Accounting and Financial Disclosure........................................         23

PART III
         Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act..........................         23
         Item 10.     Executive Compensation.....................................................         26
         Item 11.     Security Ownership of Certain Beneficial Owners and
                      Management.................................................................         28
         Item 12.     Certain Relationships and Related Transactions.............................         29
         Item 13.     Exhibits and Reports on Form 8-K...........................................         30



                          FORWARD-LOOKING STATEMENTS

         TMI Holdings, Inc., formerly Thrift Management, Inc. (the "Company"), cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the identification of and number of possible acquisition candidates, reliance on current management, and general economic conditions. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SALE OF BUSINESS UNITS AND SUBSEQUENT ACTIVITIES

         Until August 2001, the Company had managed and operated retail outlets known as thrift stores, which dealt in new and used articles of clothing, miscellaneous household items, furniture, bric-a-brac and antiques at discounted prices. In 2001, the Company operated six thrift stores in Florida: two in Hallandale, Florida (Broward County), one in Margate, Florida (Broward County), one in Lauderdale Lakes, Florida (Broward County), one in Hialeah, Florida (Miami-Dade County) and one in Orlando, Florida (Orange County). These and all of the Company's other business units were sold on August 27, 2001, in a transaction involving the sale of substantially all of the Company's assets to Thrift Ventures Inc. ("Thrift Ventures"), a corporation controlled by the Company's principal shareholder.

         Currently, the Company has no operating business units or subsidiaries. The Company's sole activities since the sale transaction have been identifying possible acquisition candidates and attempting to negotiate and complete an acquisition of an operating business. In October 2001, the Company entered into a non-binding letter of intent with a privately held company for a transaction that would have resulted in a change in control of the Company. The letter of intent was terminated in February 2002 by mutual agreement of the parties. At the present time, the Company is not negotiating with any other acquisition candidates. There can be no assurances that the Company will be able to identify other acquisition candidates or that it will be able to successfully negotiate and complete an acquisition of an operating business.

BUSINESS OPERATIONS THROUGH AUGUST 2001

         During 2001 and previously, inventory for the Company's stores was obtained through donations made to charities under agreements entered into by the Company for the solicitation and purchase of merchandise. The Company had solicitation and purchasing agreements with three charities in Florida, the Missing Children Awareness Foundation, Temple Beth Ahm Israel and the Samuel M. and Helene Soref Jewish Community Center, Inc., a Florida not-for-profit corporation. The Company was registered with the Department of Agriculture and Consumer Affairs of the State of Florida as a professional solicitor. The charities received revenues from the sale of the donated merchandise. The charities gained the benefit of the Company's expertise in solicitation and resale of donated goods through a higher return on sales than the charity itself may have been able to realize through its own efforts. The Company also purchased merchandise in bulk from various independent contract collectors.

         The Company used direct mail, newspaper advertising and telemarketing to solicit donations for its client charities. The Company used approximately 20 trucks to make scheduled pick-ups of donated goods. The donors were given receipts to document the items donated. All merchandise was delivered to the appropriate thrift shop, where it was then inspected, sorted, priced, tagged and displayed for sale. Items remaining unsold in the stores were sold in bulk to exporters ("rag sales"), which paid the Company between $.05 and $.10 per pound and then shipped the items to countries throughout the Caribbean, Central and South America and Eastern Europe.

         Apparel accounted for a majority of the Company's sales. Other items sold by the Company included furniture, bric-a-brac, antiques, small appliances (such as toasters, stereos and televisions), linens and domestics, and other merchandise such as toys, books, records and jewelry. Furniture was sold in three of the Company's thrift stores.

         The Company's oldest mode of soliciting donations was through direct mail, using a color 5-1/2" x 8-1/2" postcard. The Company supplemented its direct mail efforts through advertising in local publications. The Company also solicited donations through door-to-door solicitation programs in Central and South Florida.

         The Company was incorporated in Florida in July 1991. Its executive offices are temporarily located at 3141 West Hallandale Beach Boulevard, Hallandale, Florida 33009, telephone number (954) 985-8430, until another business is acquired.

COMPETITION

         The Company has not had active operations since the sale of its business units on August 27, 2001. Prior to that transaction, the Company experienced competition from a variety of retailers, including other thrift stores and discount stores. If the Company successfully completes an acquisition of an operating business, the Company is likely to experience significant competition in any future operations.

EMPLOYEES

         As of August 27, 2001, the Company had no employees. Marc Douglas and Stephen L. Wiley, who until the sale of the Company's assets were two of the Company's executive officers, are providing administrative and accounting services to the Company on an interim basis until the Company's business operations resume.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company sold all of its business units on August 27, 2001, and as a result currently neither owns nor leases any real property. The Company's present executive office location is being provided to it on a rent-free, interim basis by Thrift Ventures until the Company's business operations resume.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock trades under the symbol "THMM" on the OTC Bulletin Board operated by the Nasdaq Stock Market, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


           CALENDAR QUARTER ENDED          HIGH               LOW
           -------- ------- -----          ----               ---
           March 31, 2000                 $6.0000           $4.0000
           June 30, 2000                  $3.2500           $0.8750
           September 30, 2000             $1.1875           $0.3300
           December 31, 2000              $0.5625           $0.1250
           March 31, 2001                 $0.0700           $0.0600
           June 30, 2001                  $0.1600           $0.1600
           September 30, 2001             $0.1500           $0.1300
           December 31, 2001              $0.1200           $0.0600

HOLDERS

         As of March 25, 2002, there were approximately 64 holders of record of the Common Stock. The Company believes that the Common Stock is held by in excess of 400 beneficial holders.

DIVIDEND POLICY

         The Board of Directors does not currently contemplate the payment of cash dividends.

SALE OF UNREGISTERED SECURITIES

         None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the Notes thereto included in Part II, Item 7 of this Report.

GENERAL

         Until August 27, 2001, the Company operated six retail thrift stores that offered new and used articles of clothing, furniture, miscellaneous household items and antiques, and an Internet subsidiary, a business-to-consumer site that offered collectibles, art and antiques, on a limited basis. In August 2001, the Company sold these business units to Thrift Ventures, a company controlled by the Company's President and principal shareholder. This transaction had been approved by the Company's shareholders (with all shares held by the President and his affiliates voting with the majority of all other outstanding shares) at an annual meeting of shareholders held on August 13, 2001. As a result of the sale of its business units, the Company no longer has any subsidiaries or active business units. The Company's Board of Directors has been pursuing possible transactions that will potentially result in a sale or other change in control of the Company, although there can be no assurances it will be able to complete such a transaction. The Company has minimized its ongoing expenses during this period, which have been limited to compliance with the Company's SEC reporting obligations, identifying possible acquisition candidates and negotiating possible transactions, and other incidental corporate activities.

RESULTS OF OPERATIONS - FISCAL 2001 AS COMPARED TO FISCAL 2000

         The Company historically recognized merchandise sales when the customer paid for the merchandise upon exiting the Company's store. Merchandise inventories consisted of donated and purchased used clothing, furniture, miscellaneous household items and antiques. Purchased and donated inventories were valued by the retail method and included all costs associated with bringing the merchandise to the selling floor.

         As a result of the sale of its business units that was completed on August 27, 2001, the Company no longer has any subsidiaries or active business operations. The Statements of Operations for fiscal 2001 reflect the results of only eight months (through August 26, 2001) of the Company's former business operations.

         Revenues for fiscal 2001 and 2000 totaled $6,199,675 and $9,305,221, respectively. Revenues decreased by $3,105,546, or 33.4%, in 2001 as compared to 2000. The Company's gross profit for 2001 decreased to $2,601,733 as compared to $3,498,687 for 2000 and the Company's gross profit margins for 2001 increased to 42.0% versus 37.6% for 2000.

         The net decrease in the Company's sales during 2001, as compared to 2000, is attributable to the following:

         (1) All business units were sold on August 27, 2001, resulting in eight months of sales in 2001 as compared to 12 months in 2000. This accounted for $3,163,460 of the decrease in sales from 2000 to 2001.

         (2) Fiscal 2001 included a 52-week period compared to a 53-week period in fiscal 2000, which accounted for $181,189 of the decrease in sales.

         (3) Sales for the internet subsidiary for the eight months ended August 26, 2001 were $17,042, as compared to no sales in 2000.

         (4) Sales of the six stores on a comparable eight-month period ended August 26, 2001 and 2000 increased $222,061 or 3.7%, in 2001 as compared to 2000.

         The Company's gross profits decreased $896,954. This decrease reflects a $1,226,860 decrease because eight months of operations in 2001 are compared to 12 months in 2000, and was partially offset by a $329,906 increase in gross profit for the comparable eight-month periods ending in August of each year. The gross margins for 2001, as compared to 2000, increased by 4.4% to 42.0% from 37.6% for 2000.

         The Company had two sources for merchandise, goods directly donated to the charities with which it has entered into purchase agreements and purchases in bulk from various independent contract collectors. The Company purchased approximately the same percentage of merchandise from independent contract collectors in 2001 and 2000.

         The Company's direct mail solicitation program and the Company's door-to-door solicitation program in Central and South Florida operated more efficiently in 2001, resulting in a lower cost per pound of merchandise donated. The maturity of these solicitation programs resulted in an improvement in the Company's gross profit margins.

         The Company's operating expenses for 2001 were $2,909,049 as compared to $5,304,589 for 2000, a decrease of $2,395,540. The decrease is attributable to the following:

         (1) All business units were sold on August 27, 2001, resulting in eight months of operating expenses in 2001 as compared to 12 months in 2000. This accounted for a $883,913 decrease in operating expenses.

         (2) Following the sale of all business units on August 27, 2001, the Company's overhead and operating expenses were significantly reduced, resulting in a $614,431 decrease in operating expenses incurred during the four-month period ended December 30, 2001 as compared to the four-month period ended December 31, 2000.

         (3) Non-cash charges related to common stock, warrants and options issued to consultants and outside directors were $86,327 in 2001 as compared to $858,498 in 2000, resulting in a $772,171 decrease in operating expenses.

         (4) The operating expenses in the eight-month period ending in August 2001 decreased $125,025 primarily as a result of a decrease in corporate overhead payroll. This was partially offset by increased operating expenses of the business units sold which was primarily the result of an increase in store payroll.

         The loss from operations decreased $1,498,586, from $1,805,902 in 2000 to $307,316 in 2001. The loss before extraordinary item decreased $1,307,400, from $1,817,196 in 2000 to $509,796 in 2001. Including the $408,552
extraordinary gain on the convertible debenture settlement, the net loss decreased $1,715,952 from $1,817,196 in 2000 to $101,244 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At December 30, 2001, the Company had working capital of $7,422 as compared to $365,237 at December 31, 2000. For 2001, cash decreased by $369,036 as compared to an increase of $210,170 in 2000, which was principally as a result of the sale of the business units and the cash payment made in settlement of the Company's convertible debenture, as described below.

         Net cash provided by operations for 2001 amounted to $16,201 as compared to $678,135 net cash used in operations in 2000, or a change of $694,336, reflecting primarily the decrease in operating losses.

         Net cash used in investing activities for 2001 and 2000 amounted to $155,155 and $122,945, respectively. Net cash used in investing activities in 2001 was primarily the result of the payment in connection with the sale of the business units and in 2000 reflected a decrease in capital expenditures.

         Net cash used in financing activities for 2001 amounted to $230,082 as compared to the net cash provided by financing activities of $1,011,250 in 2000. In 2001, the cash payment related to the convertible debenture settlement agreement was $200,000 and the cash principal payment on the debenture amounted to $30,082. In 2000, options exercised amounted to $11,250 and proceeds from the sale of a convertible debenture amounted to $1,000,000.

         In March 2000, the Company completed a private placement of a three-year 7% convertible debenture with a principal amount of $1,000,000. The net proceeds to the Company from the sale of the debenture totaled $825,000. The placement agent received a cash commission of $130,000, plus reimbursement of legal fees, and a five-year warrant to purchase 50,000 shares of the Company's Common Stock at an exercise price equal to 110% of the conversion price of the debenture, subject to adjustment under the terms of such warrant.

         In January 2001, a lawsuit was filed in the United States District Court, Southern District of New York, against the Company and other unnamed individuals. The plaintiffs, as alleged assignees of the original purchaser of the 7% convertible debenture sold by the Company in March 2000, alleged that the Company failed to register the shares of the Company's Common Stock issuable upon conversion of the debenture and failed to pay penalties due as a result of such failure as called for by the registration rights agreement executed in connection with the sale of the debenture.

         On March 16, 2001, the Company entered into a settlement agreement that provided for the dismissal of the lawsuit, without prejudice, in exchange for the payment by the Company of $200,000 cash, the issuance of 200,000 shares of Common Stock and the delivery of a three-year, 10% promissory note in the principal amount of $300,000 secured by a security interest in the Company's inventory and guaranteed by the Company's President. As a result of the settlement, the debenture was deemed paid in full and satisfied. The obligation to repay this note was assumed by Thrift Ventures as part of its purchase of the Company's business units in August 2001.

         In consideration for personally guaranteeing the promissory note, the Company's Board of Directors granted the President 500,000 warrants to purchase the Company's Common Stock at an exercise price of $.0625 per share (the fair market value of the Common Stock as of March 16, 2001).

         As a result of the sale of its business units on August 27, 2001, the Company no longer has any subsidiaries or active business units and has minimized its ongoing expenses during this period, which have been limited to compliance with the Company's SEC reporting obligations, identifying possible acquisition candidates and negotiating possible transactions, and other incidental corporate activities. The Company's Board of Directors has been pursuing possible transactions that will potentially result in a sale or other change in control of the Company, although there can be no assurances it will be able to complete such a transaction.

         Thrift Ventures, which acquired all of the Company's business units, has provided the following services to the Company at no cost during fiscal 2001: office space and services such as telephones, facsimile and copiers; storage for all of the Company records; administrative services, including billing payment; and monthly accounting services, including SEC reporting. Thrift Ventures has continued to provide these services to the Company during 2002 at no cost. If the Company is unsuccessful in completing a transaction, the estimated expenses to maintain the Company's SEC reporting obligations for the fiscal year ending December 27, 2002 is approximately $90,000. The Company is scheduled to receive interest payments on the note receivable from Thrift Ventures given as the purchase price for the sale of the business units, of approximately $98,400 due on August 27, 2002 and $23,900 due on November 25, 2002. Management believes that the 2001 fiscal year cash balance of $27,800 plus the $122,300 total interest payments to be received in 2002 will be sufficient cash to meet its 2002 financial obligations. If these sources of funds are not adequate to meet the Company's ongoing obligations, the Company will seek to raise additional capital. There can be no assurances, however, that such additional capital will be available or, if available, whether it will be on terms acceptable to the Company.

INFLATION AND SEASONALITY

         The Company has not had active operations since the sale of its business units on August 27, 2001. If the Company successfully completes an acquisition of an operating business, the Company may be impacted by inflation or seasonality in any future operations.

ITEM 7.  FINANCIAL STATEMENTS


                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                          PAGE
                                                                                                          ----
         Independent Auditors' Report............................................................         10

         Balance Sheet...........................................................................         11

         Statements of Operations................................................................         12

         Statements of Stockholders' Equity......................................................         13

         Statements of Cash Flows................................................................         14 - 15

         Notes to Financial Statements...........................................................         16 - 22




                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of TMI Holdings, Inc.

         We have audited the accompanying balance sheet of TMI Holdings Inc., (formerly Thrift Management, Inc.) as of December 30, 2001 and the related statements of operations, stockholders' equity, and cash flows for the fiscal years ended December 30, 2001 and December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMI Holdings, Inc., as of December 30, 2001, and the results of its operations and its cash flows for the fiscal years ended December 30, 2001 and December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Berkowitz Dick Pollack & Brant LLP



Miami, Florida,
February 12, 2002.

                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)

                                  BALANCE SHEET


                                                               December 30, 2001
                                                               -----------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                   $    27,800
     Escrow receivable                                                25,000
     Stockholder interest receivable                                  32,979
     Prepaid expenses                                                  4,013
                                                                 -----------

         TOTAL CURRENT ASSETS                                         89,792

STOCKHOLDER NOTE RECEIVABLE - NON-CURRENT                          1,175,000
                                                                 -----------

         TOTAL ASSETS                                            $ 1,264,792
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accrued expenses                                            $    82,370
                                                                 -----------
         TOTAL CURRENT LIABILITIES                                    82,370
                                                                 -----------

COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock:  $.01 par value, authorized 1,500,000
         shares, issued and outstanding 250,000 shares                 2,500
     Common stock:  $.01 par value, authorized 15,000,000
         shares, issued and outstanding 3,047,210 shares              30,472
     Additional paid-in-capital                                    4,472,088
     Accumulated deficit                                          (3,322,638)
                                                                 -----------
         TOTAL STOCKHOLDERS' EQUITY                                1,182,422
                                                                 -----------
         TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                               $ 1,264,792
                                                                 ===========



See accompanying notes.

                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)

                            STATEMENTS OF OPERATIONS


                                                              FISCAL
                                                  -----------------------------
                                                      2001              2000
                                                  -----------       -----------
Net sales                                         $ 6,199,675       $ 9,305,221

Cost of goods sold                                  3,597,942         5,806,534
                                                  -----------       -----------

GROSS PROFIT                                        2,601,733         3,498,687

Selling, general and administrative expenses        2,909,049         5,222,295

Officer's bonus incentive                                  --            82,294
                                                  -----------       -----------

         TOTAL OPERATING EXPENSES                   2,909,049         5,304,589
                                                  -----------       -----------

(LOSS) FROM OPERATIONS                               (307,316)       (1,805,902)

Loss on disposal of fixed assets                     (138,336)               --
Interest expense                                      (27,092)          (53,509)
Interest income                                        51,948            42,215
                                                  -----------       -----------

(LOSS) BEFORE PROVISION FOR INCOME
         TAXES AND EXTRAORDINARY ITEM                (420,796)       (1,817,196)

Provision for income taxes                            (89,000)               --
                                                  -----------       -----------

(LOSS) BEFORE
         EXTRAORDINARY ITEM                          (509,796)       (1,817,196)

Extraordinary gain on convertible
   debenture settlement                               408,552                --
                                                  -----------       -----------

         NET (LOSS)                               $  (101,244)      $(1,817,196)
                                                  ===========       ===========

Basic and diluted (loss) per share:
         (Loss) before extraordinary item         $     (0.17)      $     (0.75)
         Extraordinary item                              0.14                --
                                                  -----------       -----------
                  Net (loss) per share            $     (0.03)      $     (0.75)
                                                  ===========       ===========

Weighted average number of shares:
         Basic and diluted                          3,001,056         2,422,979
                                                  ===========       ===========


See accompanying notes.

                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)

                       STATEMENTS OF STOCKHOLDERS' EQUITY




                               PREFERRED STOCK           COMMON STOCK         Additional
                              --------------------     ------------------      Paid-in     Accumulated   Stockholders'
                              Shares        Amount     Shares      Amount      Capital        Deficit        Equity
                              ------        ------     ------      ------     ----------   ------------  --------------

Balance, fiscal 1999          250,000       $2,500   2,342,210     $23,422     $3,653,911   ($1,404,198)   $ 2,275,635

Common Stock issued on
  exercise of stock
  options                                                5,000          50         11,200                       11,250

Stock options issued to
  directors and consultant
  for services                                                                     48,571                       48,571

Warrants issued for
  consulting services                                                             267,817                      267,817

Stock grant to president                               500,000       5,000         75,000                       80,000

Net (loss) for fiscal 2000                                                                   (1,817,196)    (1,817,196)
                              -------     ------     ---------     -------     ----------   -----------    -----------
Balance, fiscal 2000          250,000     2,500      2,847,210      28,472      4,056,499    (3,221,394)       866,077

Common Stock issued on
  convertible debenture
  settlement agreement                                 200,000       2,000         30,000                       32,000

Capital contribution on
  sale of business units                                                          385,589                      385,589


Net (loss) for fiscal 2001                                                                     (101,244)      (101,244)
                              -------     ------     ---------     -------     ----------   -----------    -----------
Balance, fiscal 2001          250,000     $2,500     3,047,210     $30,472     $4,472,088   $(3,322,638)   $ 1,182,422
                              =======     ======     =========     =======     ==========   ===========    ===========




See accompanying notes.

                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)

                            STATEMENTS OF CASH FLOWS

                                                                                                FISCAL
                                                                                    -----------------------------
                                                                                        2001              2000
                                                                                    -----------       -----------
Cash flows from operating activities:
     Net (loss)                                                                     $  (101,244)      $(1,817,196)
     Adjustments to reconcile net (loss) to net cash provided by
         (used in) operating activities:
              Deferred income tax                                                        89,000                --
              Depreciation and amortization                                              96,566           188,138
              Loss on disposal of fixed assets                                          138,336                --
              Amortization of prepaid consulting expenses paid
                    with common stock and warrants                                       86,327           729,927
              Stock options issued to directors and a consultant for
                    services                                                                 --            48,571
              Common stock grant to president                                                --            80,000
              Extraordinary gain on convertible debenture settlement                   (408,552)               --

Changes in assets and liabilities:
     Decrease in merchandise inventories                                                 68,784           105,656
     (Increase) in escrow receivable                                                    (25,000)               --
     (Increase) in stockholder interest receivable                                      (32,979)               --
     (Increase) in prepaid expenses                                                     (57,969)         (199,459)
     Increase (decrease) in accounts payable                                            134,946          (153,749)
     Increase in accrued expenses                                                        27,986           339,977

                                                                                    -----------       -----------
         Total adjustments                                                              117,445         1,139,061
                                                                                    -----------       -----------

NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                                                          16,201          (678,135)
                                                                                    -----------       -----------

Cash flows from investing activities:
     Purchase of property and equipment                                                 (15,958)         (122,945)
     Proceeds from disposal of fixed assets                                               8,000                --
     Payment in connection with the sale of business units                             (147,197)               --
                                                                                    -----------       -----------

NET CASH (USED IN) INVESTING ACTIVITIES                                                (155,155)         (122,945)
                                                                                    -----------       -----------

Cash flows from financing activities:
     Options exercised                                                                       --            11,250
     Proceeds from convertible debenture                                                     --         1,000,000
     Cash payment - convertible debenture settlement                                   (200,000)               --
     Cash payment - notes                                                               (30,082)               --
                                                                                    -----------       -----------

NET CASH (USED IN) PROVIDED BY FINANCING
     ACTIVITIES                                                                        (230,082)        1,011,250
                                                                                    -----------       -----------

     NET (DECREASE) INCREASE IN CASH                                                   (369,036)          210,170

CASH AND CASH EQUIVALENTS - BEGINNING OF
     PERIOD                                                                             396,836           186,666
                                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $    27,800       $   396,836
                                                                                    ===========       ===========


                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)

                             STATEMENTS OF CASH FLOWS


                                                                                                  FISCAL
                                                                                      -----------------------------
                                                                                          2001              2000
                                                                                      -----------       -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
         INFORMATION:

     Cash paid during the period for
         Interest                                                                     $     9,639       $        --
                                                                                      ===========       ===========
         Income taxes                                                                 $        --       $        --
                                                                                      ===========       ===========

SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:

     During fiscal 2001, the Company sold the assets and liabilities of its business units for a note receivable amounting to $1,175,000. In conjunction with the sale, net assets and liabilities were sold as follows:

Assets sold in connection with the sale of business units                             $ 1,548,124

Liabilities assumed in connection with the sale of
     business units                                                                      (905,910)

Stockholder note receivable recorded                                                   (1,175,000)
                                                                                      -----------

Capital contribution from Stockholder                                                    (532,786)

Less cash payment to stockholder in connection with
     the sale of the business units                                                       147,197
                                                                                      -----------
Capital contribution recorded
  related to the sale of the business units                                           $   385,589
                                                                                      ===========

See accompanying notes.

                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- GENERAL

         TMI Holdings, Inc. (the "Company" or "TMI"), formerly Thrift Management, Inc., was organized in the State of Florida on July 22, 1991 for the purpose of managing the operations of retail thrift stores which offered for sale new and used articles of clothing, furniture, miscellaneous household items and antiques. The Company was registered with the State of Florida as a professional solicitor. The Company obtained its merchandise primarily from two sources: i) purchase agreements with charitable organizations, and ii) independent contract collectors from whom the Company purchased merchandise in bulk. Items from the stores which remain unsold were sold in bulk to exporters for export to countries throughout the Caribbean, Central and South America and Eastern Europe. Through its wholly owned subsidiaries, the Company operated six retail stores, an Internet company and a management company. Hallandale Thrift Management, Inc. ("HTMI"), was responsible for the solicitation of donations on behalf of the affiliated charities through direct mailing, newspaper advertising and telemarketing. HTMI was also responsible for operating donation trailers and the pick-up of donated merchandise throughout the communities in which the Company operated. HTMI was organized in the State of Florida on December 9, 1993.

         The Company operated six retail thrift stores that offered new and used articles of clothing, furniture, miscellaneous household items and antiques, and an Internet subsidiary which operated a business-to-consumer site that offered collectibles, art and antiques on a limited basis, until August 27, 2001, when the sale of these business units to the Company' President and principal stockholder was completed. This transaction had been approved by the Company's stockholders (with all shares held by the President and his affiliates voting with the majority of all other outstanding shares) at the annual meeting held on August 13, 2001. As a result of the sale of its business units that was completed on August 27, 2001, the Company no longer has any subsidiaries or active business units. The Company's Board of Directors has been pursuing possible transactions that will potentially result in a sale or other change in control of the Company, although there can be no assurances it will be able to complete such a transaction. The Company has minimized its ongoing expenses during this period, which are limited to compliance with the Company's SEC reporting obligations, identifying possible acquisition candidates and negotiating possible transactions, and other incidental corporate activities.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: The financial statements for fiscal 2001 included the accounts of the Company and its wholly owned subsidiaries through August 27, 2001, the date the subsidiaries were sold. The financial statements for fiscal 2000 include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated.

         ACCOUNTING PERIOD: The Company's fiscal year is the 52-53 week period ending on the Sunday closest to December 31. Fiscal 2001 included a 52-week period whereas fiscal 2000 included a 53-week period. Consequently, the Company's fiscal 2001 and 2000 years encompassed the periods of January 1, 2001 through December 30, 2001 and December 27, 1999 through December 31, 2000, respectively.

         EQUIPMENT, FIXTURES AND IMPROVEMENTS: Equipment, fixtures and improvements were recorded at the lower of cost or estimated fair value. Depreciation was provided using the straight-line method over the estimated useful lives (5-10 years) of the related assets. Leasehold improvements were amortized over the lesser of the related lease terms including options or the estimated useful lives of the improvements. Maintenance and repairs are charged to operations as incurred. For fiscal 2001 and 2000, depreciation and amortization expenses amounted to approximately $97,000 and $188,000, respectively.

         MERCHANDISE INVENTORIES: Merchandise inventories consisted primarily of new and used clothing, furniture, miscellaneous household items and antiques which were valued by the retail method and stated at the lower of cost (FIFO) or market. The cost of inventories included the actual cost of merchandise paid to the respective charities or the independent contract collectors plus all expenses incurred that were directly associated with the acquisition and processing of such inventory including certain store overhead and salaries. Inventory write-downs were recorded in the period in which it became reasonably evident that the merchandise was not saleable or the market value was less than cost.

         NET LOSS PER SHARE: Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding.

         During each year presented, the Company has certain options, warrants, convertible preferred stock and/or mandatorily redeemable convertible preferred stock, which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive.

         COMPREHENSIVE INCOME: The Company has no components of other comprehensive income. Accordingly, comprehensive net loss equals net loss for all periods presented.

         FAIR VALUE DISCLOSURES: The carrying value of cash, escrow receivable, prepaid expenses, stockholder interest receivable, stockholder note receivable and accrued expenses are a reasonable estimate of their fair value.

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

         ADVERTISING COSTS: The Company expenses all advertising costs as they are incurred. Total advertising costs for fiscal 2001 and 2000 were approximately $16,200 and $38,600, respectively.

         SEGMENT REPORTING: The Company currently operates as a single segment and will evaluate additional segment disclosure requirements if it acquires new operations.

         USE OF ACCOUNTING ESTIMATES: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

         NEW ACCOUNTING PRONOUNCEMENTS: In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies, among other things, the definition of an employee for purposes of applying APB Opinion No. 25, to include outside Board members. Accordingly, all stock option grants to members of the Board of Directors have been accounted for in accordance with APB Opinion No. 25.

NOTE 3 - SALE OF BUSINESS UNITS

         During fiscal 2001, the Company's stockholders approved (with all the shares held by the President and his affiliates voting with the majority of all other outstanding shares) the sale of substantially all of the net assets used by the Company in the conduct of its retail thrift store and charitable donation collection business and its web-site in development (the "Business Units") to Thrift Ventures Inc. ("Thrift Ventures"), a newly formed corporation owned by Marc Douglas, the Company's principal stockholder, Chairman of the Board, Chief Executive Officer and President. On August 27, 2001, the Company closed the sale of the Business Units to Thrift Ventures. As consideration for the purchase of these Business Units, Thrift Ventures paid to the Company $1,175,000 in the form of a three-year promissory note bearing interest at the rate of 8.0% per annum. The principal amount of the note is payable in installments beginning on the second anniversary date of the note. Accrued interest is payable in quarterly installments beginning on the first anniversary date of the note. The note is secured by a security interest in the Business Units sold. The excess of the purchase price of the Business Units over the carrying value of such Business Units amounted to $385,589 and has been accounted for as a capital contribution in the accompanying balance sheet and statement of stockholders' equity (see Note 6).

NOTE 4 - INCOME TAXES

The provision for income taxes includes these components:


                                                                       FISCAL
                                                           ------------------------------
                                                                2001               2000
                                                           -----------        -----------
Current:
   Federal                                                 $        --        $        --
   State                                                            --                 --
                                                           -----------        -----------
                                                                    --                 --
Deferred:
   Federal                                                      80,000                 --
   State                                                         9,000                 --
                                                           -----------        -----------
                                                                89,000                 --
                                                           -----------        -----------
Total provision                                            $    89,000        $        --
                                                           ===========        ===========


         Deferred tax (assets) liabilities are comprised of the following:


                                                                       FISCAL
                                                           ------------------------------
                                                                2001               2000
                                                           -----------        -----------

Federal net operating loss carryforward                    $   (83,000)       $(1,106,000)

State net operating loss carryforward                          (14,000)          (193,000)
                                                           -----------        -----------

Net deferred tax asset                                         (97,000)        (1,299,000)
                                                           -----------        -----------

Excess tax depreciation over book depreciation                      --             46,000
                                                           -----------        -----------

Net deferred tax liability                                          --             46,000
                                                           -----------        -----------

Valuation allowance                                             97,000            942,000
                                                           -----------        -----------

Net deferred tax asset                                     $        --        $  (311,000)
                                                           ===========        ===========


         A reconciliation of income tax computed at the Company's statutory rate to income tax computed at the Company's effective rate is as follows:



                                                                       FISCAL
                                                           ------------------------------
                                                               2001               2000
                                                           -----------        -----------

U.S. federal income tax provision (benefit)
    computed at statutory rate                             $    (4,000)       $  (618,000)

State income tax provision (benefit), net of federal
    income tax provision (benefit)                              (1,000)          (100,000)

Other                                                           19,000             35,000

Valuation allowance                                             75,000            683,000
                                                           -----------        -----------
                                                           $    89,000        $        --
                                                           ===========        ===========


         The Company has a net operating loss of approximately $255,000 which expires at various dates through 2021 to offset taxable income. The Company has placed a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and the level of valuation allowance. On August 27, 2001, approximately $750,000 of the recorded valuation allowance was transferred to Thrift Ventures in connection with the sale of the Business Units. Additionally, an adjustment was recorded in the fourth quarter of the fiscal year ending in 2001, increasing the allowance by $95,000. At such time as it is determined that it is more likely than not that these deferred tax assets are realizable, the valuation allowance will be reduced.

NOTE 5 -- STOCKHOLDERS' EQUITY

         PREFERRED STOCK: The holder of the Company's preferred stock is entitled to vote with the holders of the common stock on all matters, except as required by law, with each share of preferred stock currently outstanding having 10 votes. The preferred stock has a liquidation preference of $.10 per share over the common stock. The preferred stock does not provide for the payment of a stated rate of dividends, is not convertible into common stock and is not mandatorily redeemable by the Company.

         STOCK GRANTED TO PRESIDENT: On December 31, 2000, the Company recorded the issuance of 500,000 shares of its common stock granted to the President in connection with his November 28, 2000 employment agreement. Such common stock was valued at $80,000, which represents the fair market value of the stock as of the date of grant.

         STOCK GRANTED AS PART OF DEBENTURE SETTLEMENT:

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

         On March 16, 2001, the Company entered into a settlement agreement which provides for the dismissal of the lawsuit, without prejudice, in exchange for the payment by the Company of $200,000 cash, the issuance of 200,000 shares of common stock valued at $32,000 (the fair market value as of March 16, 2001) and the delivery of a three-year 10% promissory note in the principal amount of $300,000 secured by a security interest in the Company's inventory and guaranteed by the Company's President. As a result of the settlement, the debenture was deemed paid in full and satisfied. In connection with the sale of the Business Units, Thrift Ventures assumed the obligation to pay the promissory note.

         In consideration for personally guaranteeing the promissory note, the Company's Board of Directors granted the President five-year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $.0625 per share (the fair market value of the common stock as of March 16, 2001).

         All remaining capitalized expenses related to the Debenture not amortized (which totaled $130,410) were included in the calculation of the gain on the debenture settlement. The gain on the debenture settlement amounted to $408,552.

         1996 STOCK OPTION PLAN: The Company has adopted the 1996 Stock Option Plan ("1996 Plan") under which options to acquire up to 1,000,000 shares of Common Stock may be granted. In 2000, the 1996 Plan was amended to increase the number of options that may be granted to 2,200,000. The 1996 Plan is designed to serve as an incentive for retaining qualified and competent employees, directors, consultants and independent contractors of the Company. The 1996 Plan provides for the granting of both "incentive stock options " (as defined in Section 422 of the Code) and non-statutory stock options.

         The following summarizes the activity in the 1996 Plan:

                                                       Fiscal 2001                           Fiscal 2000
                                           ------------------------------------    ---------------------------------
                                                                  Average                              Average
                                               Shares          Exercise Price        Shares         Exercise Price
                                           ---------------    -----------------    ------------    -----------------
Stock options                                   705,133             $2.81           1,337,067            $4.02
Options granted                                 196,000             $0.12              85,500            $1.97
Options exercised                                    --                --              (5,000)           $2.25
Options cancelled                               (37,050)            $3.56            (712,434)           $4.95
Options at end of year                          864,083             $1.68             705,133            $2.81
At end of year:
Shares exercisable                              670,083             $2.14             633,413            $2.08
Weighted-average fair value of
    options granted during the year                  --             $0.11                  --            $0.96



         The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its employee and non-employee director stock options as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" and, accordingly, recognized no compensation expense for the stock option grants to employees and non-employee directors when the market price on the underlying stock on the date of grant equals the exercise price of the Company's stock option. Stock option grants issued to non-employees are accounted for in accordance with SFAS No.123. The stock options generally vest over a one-year period and expire after five or 10 years from the date of grant.

         The Company granted options to acquire 196,000 restricted shares to employees and non-employee directors during 2001 and granted 45,500 in 2000. The Company did not grant options to non-employees during 2001; however, the Company did grant 40,000 options to non-employees in 2000. Vesting periods range from immediately on the date of grant to one year. The Company did not recognize any compensation expenses related to options issued to employees during 2001. The Company recognized compensation expense amounting to $48,571 related to options issued to non-employees in 2000.

         Pro forma information has been determined as if the Company had accounted for its employee and non-employee directors stock options and restricted shares under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following range of assumptions: risk free interest rate of 7%, dividend yield of 0%, expected lives of five years and expected volatility of .09% to ..38%. Total compensation expense related to options included in pro forma net loss for fiscal 2001 and 2000, amounted to $28,157 and $321,057, respectively. Had compensation cost for the stock-based compensation plan applicable to employees and non-employee directors been determined in accordance with SFAS No. 123, the Company's net loss would have been as follows:

                                                                     Fiscal
                                                         -----------------------------
                                                             2001              2000
                                                         -----------       -----------
Net loss, as reported                                    $  (101,244)      $(1,817,196)
Pro forma net loss                                          (129,401)       (2,138,253)

Pro forma loss per common share (basic and diluted)      $     (0.04)      $     (0.88)



NOTE 6 -- RELATED PARTY TRANSACTIONS

         In fiscal 2000, the Company paid approximately $1,700 to a marketing and advertising company controlled by a member of the Board of Directors. In fiscal 2001, the Company paid approximately $20,500 in consulting fees to a member of the Board of Directors.

         During fiscal 2001, the Company's stockholders approved (with all the shares held by the President and his affiliates voting with the majority of all other outstanding shares) the sale of the Company's Business Units to Thrift Ventures, a newly formed corporation owned by Marc Douglas, the Company's principal stockholder, chairman of the board, Chief Executive Officer and President. On August 27, 2001, the Company closed the sale of the Business Units to Thrift Ventures. See Note 3.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company currently are as follows:

NAME                                         AGE                           POSITION                 DIRECTOR SINCE
----                                         ---                           --------                 --------------
Jay M. Haft                                  66                            Director                      1998

Howard L. Rothchild                          67                            Director                      1999


         JAY M. HAFT has been a Director of the Company since January 1, 1998. Mr. Haft is also a director of numerous public and private corporations, including RSVI, Inc., NCT Group, Inc., DCAP, Inc., Encore Medical Corporation, DUSA Pharmaceuticals, Inc., Oryx Technology Corp. He is a graduate of Yale College and Yale Law School.

         Mr. Haft is serving as the Company's principal executive, financial and accounting officer on an interim basis until the Company resumes business operations.

         HOWARD L. ROTHCHILD has been a Director of the Company since June 1999. Mr. Rothchild is President of JES/Comm, Inc., a marketing consultant, who provides services to the Company. He is also Vice President/Corporate Communications, Let's Talk Cellular & Wireless, Inc., a national 241-store retail chain of wireless products and services and Director of Business Development of Gold Coast Advertising, Inc., a full service advertising agency in Miami, Florida. Mr. Rothchild has over 30 years experience in marketing and advertising. He received his B.S. from University of Vermont, and his M.A. in Advertising from the University of Pittsburgh.

         Marc Douglas, Ileen Little and Stephen L. Wiley resigned as officers and directors of the Company following the August 27, 2001 sale of all business units. Mr. Douglas and Mr. Wiley are providing administrative and accounting services, including assisting with the Company's SEC reports and the audit of its financial statements, to the Company, at no cost, on an interim basis until the Company resumes business operations.

         MARC DOUGLAS founded the Company in 1991 and served as its Chief Executive Officer, President and a Director until the sale of the Company's business units. Mr. Douglas is currently president and a director of Thrift Ventures, which is the purchaser of the Company's business units. Prior thereto, Mr. Douglas was Executive Director of Thrift Shops of West Broward, Inc., and Southeast Thrift Shops of South Broward, Inc., since 1986 and 1990, respectively.

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

         ILEEN LITTLE was the Vice President, Secretary and a Director of the Company until the sale of the Company's business units. She currently is vice president and a director of Thrift Ventures, which is the purchaser of the Company's business units. From its inception until February 1996, she acted as President and a Director of the Company. Prior to joining the Company, Ms. Little was President of Thrift Shops of West Broward, Inc., and Southeast Thrift Shops of South Broward, Inc., two companies which she co-founded in 1986 and 1990, respectively. Ms. Little received her B.S. in business from Brooklyn College. Ms. Little is Mr. Douglas' mother.

         STEPHEN L. WILEY was a Director of the Company and its Chief Financial Officer from 1997 until the sale of the Company's business units in August 2001. Mr. Wiley currently is chief financial officer of Thrift Ventures. Prior to joining the Company, Mr. Wiley had been Senior Vice-President and Chief Financial Officer of Linen Supermarket, Inc. since 1989. Linen Supermarket, Inc. was a private company that operated 120 specialty linen retail stores in six states. In February 1997, Linen Supermarket, Inc. filed for protection from its creditors under Chapter 13 of the Bankruptcy Code, which was converted to Chapter 11 in May 1997. Mr. Wiley has more than 30 years' experience in the retail industry, including more than 10 years with the W.R. Grace retail companies. Mr. Wiley received his B.S. in Industrial Management from Purdue University in West Lafayette, Indiana and his M.B.A. from the University of Edinburgh in Edinburgh, Scotland.

         Directors of the Company hold their offices until the next annual meeting of the Company's stockholders and until their successors have been duly elected and qualified.

         The non-employee directors of the Company have received compensation in the form of options to purchase shares of the Company's Common Stock. The two non-employee directors of the Company were granted 146,000 stock options in 2001 at exercise prices of $0.17, $0.16, $0.15, $0.13, $0.10, $0.07 and $0.06 per
share, the fair market values of the Common Stock on the dates of the grant. As long as they continue to serve as a director, they will receive additional grants at the then fair market value of 5,000 options at the end of each quarter and 2,000 options each anniversary of their appointment to the Board of Directors.

         The Company has entered into a consulting agreement with Jay M. Haft, a director of the Company, pursuant to which Mr. Haft assists the Company in identifying possible acquisition candidates. The agreement automatically renews for six-month terms unless terminated by the Company or Mr. Haft at least 15 days prior to the end of the then-current term. As compensation for his services under the agreement, the Company granted to Mr. Haft five-year options to purchase 66,000 shares of the Company's Common Stock at a price of $2.00 per share, all of which have vested.

         During 1998, the Board of Directors established Audit and Compensation Committees. Due to the resignations of Mr. Douglas, Mr. Wiley and Ms. Little following the sale of the Company's business units, Mr. Haft and Mr. Rothchild remain as the sole members of those committees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely on a review of Forms 3, 4 and 5, as applicable, furnished to the Company for 2001, the Company believes that all such reports were timely filed by the persons required to report thereon.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE.

         The following table sets forth information with respect to the total compensation earned by, or paid to, the persons serving as the Company's Chief Executive Officer and President, Chief Financial Officer and Vice President (the "Named Executive Officers"), during 2001, 2000 and 1999. No other executive officer of the Company earned total salary and bonus in excess of $100,000 during the fiscal years 2001, 2000 and 1999.

                                                                                                      Long-Term
                                                                                                    Compensation
                                                    Annual Compensation                                Awards
                                ------------------------------------------------------------- --------------------------
                                                                                              Restricted      Shares
                                                                             Other Annual        Stock      Underlying
Name and Principal Position        Year         Salary ($)    Bonus ($)    Compensation($)    Awards (#)    Options(#)
------------------------------  ------------    -----------  ------------ ------------------- ------------  ------------
Marc Douglas                       2001          286,347            --             --(2)           --            --
President and Chief Executive      2000          382,130        82,294        167,779(2)(3)        --            --
Officer (1)                        1999          380,666        92,241        124,570(2)           --            --

Ileen Little                       2001           59,200         7,000             (5)             --        25,000
Vice President and                 2000          136,400         7,000             (5)             --        20,000
Secretary (4)                      1999          139,600            --             (5)             --            --

Stephen L. Wiley                   2001           65,385            --             (5)             --        25,000
Chief Financial Officer (6)        2000          133,691            --             (5)             --            --
                                   1999          137,500            --             (5)             --         5,000



(1) Mr. Douglas resigned as the Company's President and Chief Executive Officer following the sale of the Company's business units on August 27, 2001. Mr. Douglas continues to provide certain administrative assistance to the Company, primarily related to the Company's SEC reporting obligations, but receives no salary or other compensation for those services.

(2) Includes advances amortized into operations as compensation, personal use of a Company car, life insurance payments, and payments in lieu of vacation time.

(3) Reflects the grant of 500,000 restricted shares of the Company's Common Stock, which had a market value of $0.16 per share ($80,000 in the aggregate) on the date of grant. These shares were granted in consideration of the restructuring of Mr. Douglas' employment agreement. This amount does not include the value of warrants to purchase 500,000 shares of common stock granted to Mr. Douglas in connection with his guarantee of the note delivered pursuant to the convertible debenture settlement.

(4) Ms. Little resigned as the Company's Vice President and Secretary following the sale of the Company's business units on August 27, 2001.

(5) Perquisites and other personal benefits paid to the indicated Named Executive Officers for the applicable periods did not exceed 10% of the total of annual salary and bonus reported.

(6) Mr. Wiley resigned as the Company's Chief Financial Officer following the sale of the Company's business units on August 27, 2001. Mr. Wiley continues to provide certain accounting and financial reporting services to the Company, primarily related to the Company's SEC reporting obligations, but receives no salary or other compensation for those services.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

         The following table indicates information regarding the options granted to the Named Executive Officers during 2001.


                                                                 PERCENT OF
                                      NUMBER OF                    TOTAL
                                     SECURITIES               OPTIONS GRANTED TO
                                     UNDERLYING                  EMPLOYEES IN          EXERCISE          EXPIRATION
NAME                               OPTIONS GRANTED              FISCAL YEAR              PRICE               DATE
----                               ---------------            ------------------       --------          ----------
Marc Douglas                               --                        --                    --                   --

Ileen Little                           25,000                      12.8%                $0.10             08/24/11

Stephen L. Wiley                       25,000                      12.8%                $0.10             08/24/11



STOCK OPTIONS HELD AT YEAR END

         The following table indicates the total number and value of exercisable and unexercisable stock options held by the Company's Named Executive Officers as of December 30, 2001. No options were exercised by the Named Executive Officers during 2001.

                                                                                      VALUE OF UNEXERCISED
                                             NUMBER OF UNEXERCISED                    IN-THE-MONEY OPTIONS
                                           OPTIONS AT FISCAL YEAR END                 AT FISCAL YEAR END (1)
                                        --------------------------------         -------------------------------
NAME                                    EXERCISABLE        UNEXERCISABLE         EXERCISABLE       UNEXERCISABLE
----                                    -----------        -------------         -----------       -------------
Marc Douglas                               105,000(2)            --                      --              --
Ileen Little                                68,000               --                      --              --
Stephen L. Wiley                            58,750               --                      --              --



----------

(1)      Based on a closing price on December 28, 2001 of $0.06 per share.

(2) Effective November 28, 2000, the Company restructured Mr. Douglas' employment agreement. As a result of the restructuring, the Company cancelled stock options to purchase 945,000 shares of common stock previously granted to Mr. Douglas. This amount does not include warrants to purchase 500,000 shares of common stock granted to Mr. Douglas in connection with his guarantee of the note delivered pursuant to the convertible debenture settlement.

         All of the Company's options remained outstanding following the sale of the Company's business units.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee has been responsible for establishing the compensation for the Company's executive officers. Mr. Douglas, the Company's President and a member of the Board prior to his resignation following the sale of the Company's business units, was a member of the Compensation Committee.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 25, 2002, regarding the Company's Common Stock owned of record or beneficially by
(i) each shareholder who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Named Executive Officers, and (iii) all directors and executive officers as a group. Each shareholder listed below has sole voting and investment power.

                                                     AMOUNT AND
                                                      NATURE OF                PERCENT OF
                                                     BENEFICIAL               COMMON STOCK
                                                      OWNERSHIP               BENEFICIALLY           PERCENT OF TOTAL
NAME AND ADDRESS                                   OF COMMON STOCK                OWNED               VOTING POWER(1)
----------------                                   ---------------            ------------           ----------------
Marc Douglas
3141 W. Hallandale Beach Blvd.
Hallandale, Florida 33009                              2,155,000(2)                 56.2%                 73.5%

Ileen Little
3141 W. Hallandale Beach Blvd.
Hallandale, Florida 33009                                 68,000(2)                  1.85%                1.1%

Stephen L. Wiley
3141 W. Hallandale Beach Blvd.
Hallandale, Florida 33009                                 58,750(3)                  1.5%                 0.9%

Jay M. Haft
3141 W. Hallandale Beach Blvd.
Hallandale, Florida 33009                                193,000(3)                  5.0%                 3.1%

Howard Rothchild
3141 W. Hallandale Beach Blvd.
Hallandale, Florida 33009                                 70,000(3)                  1.8%                 1.1%

1997 Ileen Little
Irrevocable Family Trust
c/o Barry Nelson, Esq., Trustee
19495 Biscayne Boulevard                                 150,000(3)                  3.9%                 2.4%
Aventura, Florida 33180

All current directors and executive
officers as a group (two persons)(4)                     263,000(2)(3)              0.08%                0.05%



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

(2) Does not include 150,000 shares of Common Stock underlying options held by the 1997 Ileen Little Irrevocable Family Trust (the "Trust") of which Mr. Douglas is the beneficiary. Mr. Douglas does not exercise voting or dispositive control of the shares underlying options held by the Trust. Of Mr. Douglas' total shares, 6,000 shares are held of record by Douglas Family Holdings, Inc. ("Douglas Holdings"), a corporation of which Mr. Douglas is the sole shareholder, and 400,000 shares are held of record by Douglas Family Limited Partnership, of which Douglas Holdings is the general partner; 105,000 shares are issuable upon the exercise of options exercisable within 60 days; and 500,000 shares are issuable upon the exercise of warrants granted to Mr. Douglas in connection with Mr. Douglas' guarantee of a Company note. See Item 12. Certain Relationships and Related Transactions.

(3)      Shares underlying options exercisable within 60 days.

(4) Mr. Douglas, Mr. Wiley and Ms. Little resigned as directors and executive officers of the Company following the sale of the Company's business units on August 27, 2001. If their shares and options were included in the total shares beneficially owned by the directors and executive officers, the total number owned would be 2,544,750, the percentage of Common Stock beneficially owned would be 66.3%, and the percentage of total voting power would be 79.6%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In March 2001, Marc Douglas, the Company's President, agreed to guarantee the payment of the promissory note delivered by the Company in settlement of the lawsuit relating to the Company's convertible debenture. In exchange for his personal guarantee, Mr. Douglas was granted warrants to purchase 500,000 shares of Common Stock at a price of $.0625 per share.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

EXHIBIT NO.           DESCRIPTION OF EXHIBIT
-----------           ----------------------
3.1                   Amended and Restated Articles of Incorporation of the Company(1)
3.2                   Amended and Restated Bylaws of the Company(1)
4.1                   Statement of Designation of Series A Preferred Stock(1)
4.2                   Form of Common Stock Certificate(1)
10.1                  Employment Agreement dated November 28, 2000 with Marc Douglas*(2)
10.2                  1996 Stock Option Plan, as amended*(3)
10.3                  Consulting agreement dated January 1, 1998 between the Company and Jay M. Haft*(4)
10.4                  Promissory Note dated effective May 30, 2000 from Marc Douglas, as maker, to the Company(2)
10.5                  Purchase  Agreement  dated as of June 22, 2001  between  Thrift  Management,  Inc. and Thrift
                      Ventures Inc.(5)
10.6                  Promissory  Note dated as of August 27,  2001 from Thrift  Ventures  Inc.,  as maker,  to the
                      Company.
11.1                  Statement regarding computation of per share earnings
23.1                  Consent of Berkowitz Dick Pollack & Brant LLP



----------

*Management compensation plan or arrangement

(1) Incorporated by reference from the exhibit filed with the Company's Registration Statement on Form SB-2 (File No. 333-5190-A).

(2) Incorporated by reference from the exhibit filed with the Company's Annual Report on From 10-KSB for the year ended December 31, 2000.

(3) Incorporated by reference from the exhibit filed with the Company's Post-Effective Amendment No. 2 to Form SB-2 (File No. 333-5190-A).

(4) Incorporated by reference from the exhibit filed with the Company's Annual Report on Form 10-KSB for the year ended December 27, 1998.

(5) Incorporated by reference from the exhibit filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.

         (b)      Reports on Form 8-K

         The Company did not file any Reports on Form 8-K during the fourth quarter of the fiscal year ended December 30, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TMI HOLDINGS, INC.


Date:  March 25, 2002      By: /s/ JAY M. HAFT
                               ------------------------------------------------
                               Jay M. Haft, Chairman of the
                               Board of Directors

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  March 25, 2002      By: /s/ JAY M. HAFT
                               ------------------------------------------------
                               Jay M. Haft, Chairman of the Board of Directors (Principal Executive, Financial and Accounting Officer)


Date:  March 25, 2002       By: /s/ HOWARD L. ROTHCHILD
                                -----------------------------------------------
                                Howard L. Rothchild, Director