Form 10QSB
period 2002-03-31
TMI HOLDINGS INC/FL
filed 2002-05-15
CIK 1016611

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________  to ____________________

                          Commission File No. 000-30011

                               TMI HOLDINGS, INC.
  -----------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            FLORIDA                                       65-0309540
-------------------------------                 -----------------------------
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

                             THRIFT MANAGEMENT, INC.
          -------------------------------------------------------------
                        (Former name, former address and
                former fiscal year, if changed since last report)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    YES [X] NO [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practical date: At May 13, 2002, there were outstanding 3,047,210 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format:     YES  [ ]  NO  [X]

                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)

                              INDEX TO FORM 10-QSB

                                                                                                        PAGE
                                                                                                        ----

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Balance Sheet as of March 31, 2002.................................................         3

              Statements of Operations for the Three Months Ended
              March 31, 2002 and April 1, 2001 (unaudited).......................................         4

              Statements of Cash Flows for the Three Months Ended March 31, 2002
              and April 1, 2001 (unaudited)......................................................         5

              Notes to Financial Statements (unaudited)..........................................         6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................         9

PART II - OTHER INFORMATION

Item 2.       Changes in Securities..............................................................         12

Item 6.       Exhibits and Reports on Form 8-K...................................................         12

Signatures    ...................................................................................         13


                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)

                                  BALANCE SHEET

                                                                                 March 31, 2002
                                                                         -------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                    $     1,831
    Escrow receivable from termination of non-binding letter of
         intent that would have resulted in a change of control                       25,000
    Stockholder interest receivable                                                   57,571
    Prepaid insurance                                                                  2,269
                                                                                 -----------
        TOTAL CURRENT ASSETS                                                          86,671

STOCKHOLDER NOTE RECEIVABLE - NON-CURRENT                                          1,175,000
                                                                                 -----------
        TOTAL ASSETS                                                             $ 1,261,671
                                                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
ACCRUED EXPENSES                                                                 $    92,705
                                                                                 -----------
        TOTAL LIABILITIES                                                             92,705
                                                                                 -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock: $.01 par value, authorized 1,500,000
         shares, issued and outstanding 250,000 shares                                 2,500
    Common stock: $.01 par value, authorized 15,000,000
         shares, issued and outstanding 3,047,210 shares                              30,472
    Additional paid-in capital                                                     4,472,088
    Accumulated deficit                                                           (3,336,094)
                                                                                 -----------
        TOTAL STOCKHOLDERS' EQUITY                                                 1,168,966
                                                                                 -----------
        TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                                  $ 1,261,671
                                                                                 ===========

See accompanying notes.

                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)

                            STATEMENTS OF OPERATIONS


                                                                                  THREE MONTHS ENDED
                                                                    ------------------------------------------------
                                                                         MARCH 31,                   APRIL 1,
                                                                            2002                       2001
                                                                    ---------------------      ---------------------
Net sales                                                               $        --                   $ 2,498,858

Cost of goods sold                                                               --                     1,351,618
                                                                        -----------                   -----------
GROSS PROFIT                                                                     --                     1,147,240

Selling, general and administrative expenses                                 38,129                     1,104,255
                                                                        -----------                   -----------
         TOTAL OPERATING EXPENSES                                            38,129                     1,104,255
                                                                        -----------                   -----------
(LOSS) INCOME FROM OPERATIONS                                               (38,129)                       42,985

Loss on disposal of fixed assets                                                 --                       137,316
Interest expense                                                                 --                        17,453
Interest income                                                             (24,673)                       (9,347)
                                                                        -----------                   -----------
(LOSS) BEFORE EXTRAORDINARY ITEM                                            (13,456)                     (102,437)

Extraordinary gain on convertible debenture settlement                           --                       408,552
                                                                        -----------                   -----------
         NET (LOSS) INCOME                                              $   (13,456)                  $   306,115
                                                                        ===========                   ===========

Basic income per share:
         (Loss) before extraordinary item                               $        --                   $     (0.03)
         Extraordinary item, net of tax                                          --                          0.14
                                                                        -----------                   -----------
                  Net income per share                                  $        --                   $      0.11
                                                                        ===========                   ===========

Diluted income per share:
         (Loss) before extraordinary item                               $        --                   $     (0.04)
         Extraordinary item, net of tax                                          --                          0.14
                                                                        -----------                   -----------
                  Net income per share                                  $        --                   $      0.10
                                                                        ===========                   ===========
Weighted average number of shares:

         Basic:                                                           3,047,210                     2,897,210
                                                                        ===========                   ===========
         Diluted:                                                         3,047,210                     2,944,647
                                                                        ===========                   ===========



See accompanying notes.

                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)

                            STATEMENTS OF CASH FLOWS

                                                                                         THREE MONTHS ENDED
                                                                           ------------------------------------------------
                                                                                MARCH 31,                   APRIL 1,
                                                                                   2002                       2001
                                                                           ---------------------      ---------------------
Cash flows from operating activities:
     Net (loss) income                                                             $ (13,456)                  $ 306,115
     Adjustments to reconcile net (loss) income to net cash
        (used in) provided by operating activities:
           Depreciation and amortization                                                  --                      39,642
           Loss on disposal of fixed assets                                               --                     137,316
           Amortization of prepaid consulting expenses paid
             with common stock and warrants                                               --                      66,771
           Extraordinary gain on convertible debenture settlement                         --                    (408,552)

     Changes in assets and liabilities:
           (Increase) in stockholder interest receivable                             (24,592)
           Decrease (increase) in prepaid expenses                                     1,744                     (67,774)
           Increase in accounts payable                                                   --                      81,375
           Increase (decrease) in accrued expenses                                    10,336                    (115,606)
                                                                                   ---------                   ---------
                     Total adjustments                                               (12,512)                   (266,828)
                                                                                   ---------                   ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                  (25,968)                     39,287
                                                                                   ---------                   ---------
Cash flows from investing activities:
     Purchase of property and equipment                                                   --                        (287)
     Proceeds from disposal of fixed assets                                               --                       8,000
                                                                                   ---------                   ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                 --                       7,713
                                                                                   ---------                   ---------

Cash flows from financing activities:
     Cash payment - convertible debenture settlement                                      --                    (200,000)
                                                                                   ---------                   ---------
NET CASH (USED IN) FINANCING ACTIVITIES                                                   --                    (200,000)
                                                                                   ---------                   ---------
            NET (DECREASE) IN CASH                                                   (25,968)                   (153,000)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       27,799                     396,836
                                                                                   ---------                   ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $   1,831                   $ 243,836
                                                                                   =========                   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
         INFORMATION:

         Cash paid during the period for:

                  Interest                                                                --                          --
                  Income taxes                                                            --                          --
                                                                                   ---------                   ---------
                                                                                   $      --                   $      --
                                                                                   =========                   =========



See accompanying notes.

                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)


                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


(1) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 2002 and April 1, 2001 are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 30, 2001 of TMI Holdings, Inc. (the "Company").

(2) ORGANIZATION

As a result of the sale of its business units that was completed on August 27, 2001 (see Note 5), the Company no longer has any subsidiaries or active business operations. The accompanying Statement of Operations for the three months ended March 31, 2002 reflect none of the Company's former business operations.

(3) STOCKHOLDERS' EQUITY

In January 2001, a lawsuit was filed in the U. S. District Court for the Southern District of New York against the Company and other unnamed individuals regarding the Company's alleged failure to register the shares of the Company's Common Stock issuable upon conversion of a 7% convertible debenture with a principal amount of $1,000,000 (the "Debenture") and failure to pay the resulting penalties due.

In March 2001, the Company entered into a settlement agreement which provided for the dismissal of this lawsuit, without prejudice, in exchange for the payment by the Company of $200,000 cash, the issuance of 200,000 shares of common stock valued at $32,000 (the fair market value of the shares as of the date of the agreement) and the delivery of a three-year 10% promissory note in the principal amount of $300,000 secured by a security interest in the Company's inventory and personally guaranteed by the Company's president. As a result of the settlement, the debenture was deemed paid in full and satisfied.

In consideration for personally guaranteeing the promissory note, the Company's Board of Directors granted the president five-year warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.0625 per share (the fair market value of the Common Stock as of date of the settlement agreement).

All remaining capitalized expenses related to the debenture not amortized (which totaled $130,410) were included in the calculation of the gain on the debenture settlement in the three month period ended April 1, 2001. Reversal of the accrued debenture interest expense in the amount of $70,962 was also included as part of the calculation of the gain on the debenture settlement recorded in the first quarter of 2001. The gain on the Debenture settlement agreement recorded in the first quarter of 2001 amounted to $408,552.

(4) STOCK OPTION PLAN

During the three months ended March 31, 2002, the Company granted a total of 20,000 stock options to its outside directors under the Company's 1996 Stock Option Plan at exercise prices equal to the fair market value of the Common Stock on dates of the grant. These options vest within the next year and expire no later than 2007.

(5) SALE OF BUSINESS UNITS

In 2001, the Company's shareholders approved (with all the shares held by the President and his affiliates voting with the majority of all other outstanding shares) the sale of substantially all of the assets used by the Company in the conduct of its retail thrift store and charitable donation collection business and its web-site in development to Thrift Ventures Inc. ("Thrift Ventures"), a corporation owned by Marc Douglas, the Company's principal shareholder. On August 27, 2001, the Company closed the sale of the assets to Thrift Ventures. As consideration for the purchase of these business units, Thrift Ventures paid to the Company $1,175,000 in the form of a three-year promissory note bearing interest at the prime rate plus 1.5% (the "Purchase Note"). The Purchase Note is secured by a security interest in the assets sold. The excess of the purchase price of the business units over the carrying value of such business units totaled $385,589 and has been accounted for as a capital contribution.

(6) SUBSEQUENT EVENT

In May 2002, Thrift Ventures agreed to prepay the initial interest payment of $98,926 due on the Purchase Note in four equal monthly installments beginning on May 31, 2002 and ending on August 27, 2002, the original due date of the initial interest payment. Thrift Ventures agreed to this prepayment in order to provide the Company with additional working capital with which to pay its ongoing expenses resulting from the Company's public company reporting requirements and other related corporate expenses. In consideration of Ventures' agreement to make the prepayment, the Company's Board of Directors granted to Marc Douglas, the controlling stockholder of Thrift Ventures and the Company's principal holder, 416,667 shares of the Company's Common Stock, which had a fair market value as of the date of grant of $.06 per share.

The Board of Directors also agreed to begin reimbursing Thrift Ventures for certain services that had been provided to the Company on a cost-free basis since the closing of the sale of the business units. These services have to date included: (a) office space and all related amenities such as telephones, copiers, facsimile machines and office supplies; (b) all necessary accounting and bookkeeping services related to the Company's public reporting requirements;
(c) other administrative services, such as receptionist and bill-paying services; and (d) the assistance of Mr. Douglas in identifying a possible acquisition candidate for the Company, as well as negotiating a definitive agreement and completing a transaction with such an acquisition candidate. In exchange for Thrift Ventures' and Mr. Douglas' agreement to continue providing these services to the Company, the Company will reimburse Thrift Ventures $5,000 per month beginning in May 2002. This monthly reimbursement amount will be offset against any interest payments (including prepayments) received by the Company.

                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations of TMI Holdings, Inc. (the "Company"), and its liquidity and capital resources. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements which involve risks and uncertainties. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the identification and number of possible acquisition candidates; reliance on current management; general economic conditions; and other factors discussed herein or from time to time in the Company's other filings with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto of the Company included elsewhere herein.

GENERAL

Until August 2001, the Company had managed and operated retail outlets known as thrift stores, which dealt in new and used articles of clothing, miscellaneous household items, furniture, bric-a-brac and antiques at discounted prices. In 2001, the Company operated six thrift stores, all of which were located in Florida. These and all of the Company's other business units were sold on August 27, 2001, in a transaction involving the sale of substantially all of the Company's assets to Thrift Ventures Inc. ("Thrift Ventures"), a corporation controlled by the Company's principal shareholder.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND APRIL 1, 2001

With no business operations, during the three months ending March 31, 2002, the Company had no revenues, as compared to revenues of $2,498,858 generated by the six stores for the three months ending April 1, 2001. There also was no gross profit for the three months ending March 31, 2002, as compared to $1,147,240 gross profit generated by the six stores for the three months ending April 1, 2001.

The operating expenses for the three months ending March 31, 2002 were $38,129, which included professional fees related to the Company's public reporting obligations and directors' liability insurance, as compared to $1,104,255 for the three months ending April 1, 2001, which included expenses related to six stores, the Company's start-up internet company, and corporate overhead. The Company recorded $24,673 of interest income related to its stockholder note receivable, resulting in a net loss for the three months ending March 31, 2002 of $13,456. This compares to $306,115 in net income for the three months ending April 1, 2001, which included a $137,316 loss on disposal of fixed assets, $17,453 of interest expense, $9,347 of interest income, and a $408,552 extraordinary gain on the convertible debenture settlement.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had negative working capital of ($6,034) as compared to working capital of $7,422 at December 30, 2001.

Cash and cash equivalents at March 31, 2002 totaled $1,831, as compared to $27,799 at December 30, 2001, a decrease of $25,968. Net cash used in operating activities totaled $25,968 for the three months ending March 31, 2002, as compared to $39,287 of net cash provided by operating activities for the three months ending April 1, 2001. There were no investing activities for the three months ending March 31, 2002, as compared to $7,713 of net cash provided by the sale of property and equipment for the three months ending April 1, 2001. There were no financing activities in the three months ending March 31, 2002, as compared to $200,000 of net cash used in financing activities in the three months ending April 1, 2001, reflecting a cash payment for the Debenture settlement.

Since the sale of its business units on August 27, 2001, the Company has had no ongoing business operations other than activities undertaken to identify and complete a transaction involving a sale or other change in control of the Company and activities necessary to maintain the Company's reporting company status with the Securities and Exchange Commission. The Company has reached an agreement with Thrift Ventures pursuant to which Thrift Ventures will prepay the initial interest payment on the note given to the Company in the sale of its business units (the "Purchase Note"). This interest payment would be due on August 27, 2002 and will total $98,926. Thrift Ventures has agreed to prepay this interest payment in four equal monthly installments beginning on May 31, 2002 and ending on August 27, 2002. The Company believes that the foregoing prepayments will be sufficient to meet the Company's currently anticipated working capital requirements through 2002. There can be no assurances, however, that such will be the case.

INFLATION AND SEASONALITY

The Company has sold all business units effective August 27, 2001 and, as a result, does not expect at this time to be impacted by inflation or seasonality.

PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

In May 2002, the Company's Board of Directors granted to Marc Douglas, the Company's principal holder, 416,667 shares of Common Stock in consideration for the agreement by Thrift Ventures, a corporation controlled by Mr. Douglas, to prepay the initial interest payment due on the Purchase Note. The shares had a fair market value of $.06 per share on the date of grant.

The foregoing issuance was undertaken in accordance with the exemption from registration set forth in Section 4(2) of the Securities Act, in that no general solicitation was involved and the transaction was undertaken with an existing security holder of the Company. The Company did not pay any fees or commissions in connection with such issuance.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  11.1     Statement re: computation of per share earnings

         (b)      Reports on Form 8-K:

The Company did not file any current reports on Form 8-K during the quarter ended March 31, 2002.

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

Date: May 15, 2002             BY: /s/ HOWARD L. ROTHCHILD
                               ------------------------------------------------
                               Howard L. Rothchild, Director