Form 10QSB
period 2002-06-30
TMI HOLDINGS INC/FL
filed 2002-08-14
CIK 1016611

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________  to ____________________

                          Commission File No. 000-30011

                               TMI HOLDINGS, INC.
  -----------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            FLORIDA                                        65-0309540
 ---------------------------------                    ----------------------
 (State or Other Jurisdiction of                        I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

                       3141 W. HALLANDALE BEACH BOULEVARD
                            HALLANDALE, FLORIDA 33009
          -------------------------------------------------------------
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (954) 985-8430


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practical date: At August 14, 2002, there were outstanding 3,463,877 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format:     YES  [  ]          NO  [X]

                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)

                              INDEX TO FORM 10-QSB


                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Balance Sheet as of June 30, 2002..................................................         3

              Statements of Operations for the Three Months and Six Months Ended
              June 30, 2002 and July 1, 2001 (unaudited).........................................         4

              Statements of Cash Flows for the Six Months Ended June 30, 2002
              and July 1, 2001 (unaudited).......................................................         5

              Notes to Financial Statements (unaudited)..........................................         6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................         9

PART II - OTHER INFORMATION

Item 5.       Other Information..................................................................         12

Item 6.       Exhibits and Reports on Form 8-K...................................................         12

Signatures    ...................................................................................         13


                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)

                                  BALANCE SHEET

                                                             June 30, 2002
                                                             -------------

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                  $       663
    Stockholder interest receivable                                 52,740
    Prepaid insurance                                                2,269
                                                               -----------
        TOTAL CURRENT ASSETS                                        55,672

STOCKHOLDER NOTE RECEIVABLE - NON-CURRENT                        1,175,000
                                                               -----------

        TOTAL ASSETS                                           $ 1,230,672
                                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Accrued expenses                                           $    62,019
                                                               -----------
        TOTAL LIABILITIES                                           62,019
                                                               -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock: $.01 par value, authorized 1,500,000
         shares, issued and outstanding 250,000 shares               2,500
    Common stock: $.01 par value, authorized 15,000,000
         shares, issued and outstanding 3,463,877 shares            34,639
    Additional paid-in capital                                   4,492,921
    Accumulated deficit                                         (3,361,407)
                                                               -----------
        TOTAL STOCKHOLDERS' EQUITY                               1,168,653
                                                               -----------

        TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                $ 1,230,672
                                                               ===========



See accompanying notes.

                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                         Three Months Ended                     Six Months Ended
                                                    --------------------------------       --------------------------------
                                                    June 30, 2002       July 1, 2001       June 30, 2002        July 1,2001
                                                    -------------       ------------       -------------        -----------
Net sales                                           $        --         $ 2,261,531         $        --         $ 4,760,389

Cost of goods sold                                           --           1,365,763                  --           2,717,381
                                                    -----------         -----------         -----------         -----------
GROSS PROFIT                                                 --             895,768                  --           2,043,008

Selling, general and administrative
    expenses                                             50,228           1,076,431              88,357           2,180,686
                                                    -----------         -----------         -----------         -----------
         TOTAL OPERATING EXPENSES                        50,228           1,076,431              88,357           2,180,686
                                                    -----------         -----------         -----------         -----------
(LOSS) FROM OPERATIONS                                  (50,228)           (180,663)            (88,357)           (137,678)

Loss on disposal of fixed assets                             --                  --                  --             137,316
Interest expense                                             --               4,940                  --              22,393
Interest income                                         (24,915)             (6,272)            (49,588)            (15,619)
                                                    -----------         -----------         -----------         -----------
(LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                               (25,313)           (179,331)            (38,769)           (281,768)

Extraordinary gain on convertible
   debenture settlement                                      --                  --                  --             408,552
                                                    -----------         -----------         -----------         -----------
         NET (LOSS) INCOME                          $   (25,313)        $  (179,331)        $   (38,769)        $   126,784
                                                    ===========         ===========         ===========         ===========

Basic and diluted earnings (loss) per share:
    (Loss) before extraordinary item                $     (0.01)        $     (0.06)        $     (0.01)        $     (0.10)
    Extraordinary item, net of tax                           --                  --                  --                0.14
                                                    -----------         -----------         -----------         -----------
          Net (loss) income                         $     (0.01)        $     (0.06)        $     (0.01)        $      0.04
                                                    ===========         ===========         ===========         ===========

Weighted average number of shares:

    Basic:                                            3,255,544           3,047,210           3,166,258           2,961,496

    Diluted:                                          3,255,544           3,047,210           3,166,258           2,985,215




See accompanying notes.

                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)

                            STATEMENTS OF CASH FLOWS


                                                                             SIX MONTHS ENDED
                                                                      -------------------------------
                                                                      JUNE 30, 2002     JULY 1, 2001
                                                                      -------------     -------------
Cash flows from operating activities:
     Net (loss) income                                                   $(38,769)        $ 126,784
     Adjustments to reconcile net (loss) income to net
        cash (used in) provided
        by operating activities:
           Depreciation and amortization                                       --            74,878
           Loss on disposal of fixed assets                                    --           137,316
           Amortization of prepaid consulting expenses paid
             with common stock and warrants                                    --            86,327
           Extraordinary gain on convertible debenture settlement              --          (408,552)
           Stockholder's compensation - shares issued                      25,000                --

     Changes in assets and liabilities:
           (Increase) in stockholder's interest receivable                (19,761)               --
           Decrease in merchandise inventory                                   --             2,200
           Decrease (increase) in prepaid expenses                          1,744           (54,684)
           Increase in accounts payable                                        --            62,984
           Decrease in escrow receivable                                   25,000                --
           (Decrease) in accrued expenses                                 (20,350)          (19,715)
                                                                         --------         ---------
                     Total adjustments                                     11,633          (119,246)
                                                                         --------         ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                       (27,136)            7,538
                                                                         --------         ---------

Cash flows from investing activities:
     Purchase of property and equipment                                        --           (15,958)
     Proceeds from disposal of fixed assets                                    --             8,000
                                                                         --------         ---------
NET CASH (USED IN) INVESTING ACTIVITIES                                        --            (7,958)
                                                                         --------         ---------
Cash flows from financing activities:
     Cash payment - convertible debenture settlement                           --          (200,000)
     Cash payment - notes                                                      --           (14,420)
                                                                         --------         ---------
NET CASH (USED IN) FINANCING ACTIVITIES                                        --          (214,420)
                                                                         --------         ---------
            NET (DECREASE) IN CASH                                        (27,136)         (214,840)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            27,799           396,836
                                                                         --------         ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                $    663         $ 181,996
                                                                         ========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
         INFORMATION:

         Cash paid during the period for:
                  Interest                                               $     --         $   4,940
                                                                         ========         =========
                  Income taxes                                           $     --         $      --
                                                                         ========         =========


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

The results of operations for the three and six months ended June 30, 2002 and July 1, 2001 are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 30, 2001 of TMI Holdings, Inc. (the "Company" or "TMI").

(2) ORGANIZATION

As a result of the sale of its business units that was completed on August 27, 2001 (see Note 5), the Company no longer has any subsidiaries or active business operations. The accompanying Statement of Operations for the three and six months ended June 30, 2002 reflect none of the Company's former business operations.

(3) STOCKHOLDERS' EQUITY

In January 2001, a lawsuit was filed in the United States District Court, Southern District of New York, against the Company and other unnamed individuals regarding the Company's alleged failure to register the shares of the Company's Common Stock issuable upon conversion of a 7% convertible debenture with a principal amount of $1,000,000 (the "Debenture") and failure to pay the resulting penalties due.

On March 16, 2001, the Company entered into a settlement agreement which provided for the dismissal of this lawsuit, without prejudice, in exchange for the payment by the Company of $200,000 cash, the issuance of 200,000 shares of Common Stock valued at $32,000 (the fair market value as of March 16, 2001) and the delivery of a three-year 10% promissory note in the principal amount of $300,000 secured by a security interest in the Company's inventory and guaranteed by the Company's former President. As a result of the settlement, the Debenture was deemed paid in full and satisfied.

In consideration for personally guaranteeing the promissory note, the Company's Board of Directors granted the former President five-year warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.0625 per share (the fair market value of the Common Stock as of March 16, 2001).

All remaining capitalized expenses related to the Debenture not amortized (which totaled $130,410) were included in the calculation of the gain on the Debenture settlement in the six-month period ended July 1, 2001. Reversal of the accrued Debenture interest expense in the amount of $70,962 was also included as part of the calculation of the gain on the Debenture settlement recorded in the first quarter of 2001. The gain on the Debenture settlement agreement recorded in the first quarter of 2001 amounted to $408,552.

(4) STOCK OPTION PLAN

During the three months ended June 30, 2002, the Company granted a total of 10,000 stock options to its directors under the Company's 1996 Stock Option Plan at exercise prices equal to the fair market value of the Common Stock on dates of the grant. These options vest within the next year and expire no later than 2007.

(5) SALE OF BUSINESS UNITS

In 2001, the Company's shareholders approved (with all the shares held by the former President and his affiliates voting with the majority of all other outstanding shares) the sale of substantially all of the assets used by the Company in the conduct of its retail thrift store and charitable donation collection business and its web-site in development to Thrift Ventures Inc. ("Thrift Ventures"), a corporation owned by Marc Douglas, the Company's principal shareholder. On August 27, 2001, the Company closed the sale of assets to Thrift Ventures. As consideration for the purchase of these business units, Thrift Ventures paid to the Company $1,175,000 in the form of a three-year promissory note bearing interest at the prime rate plus 1.5% (the "Purchase Note"). The Purchase Note is secured by a security interest in the assets sold. The excess of the purchase price of the business units over the carrying value of such business units totaled $385,589 and has been accounted for as a capital contribution.

(6) STOCKHOLDER INTEREST RECEIVABLE

In May 2002, Thrift Ventures agreed to prepay the initial interest payment of $98,926 on the Purchase Note in four equal monthly installments beginning on May 31, 2002 and ending on August 27, 2002, the original due date of the initial interest payment. Thrift Ventures agreed to this prepayment in order to provide the Company with additional working capital with which to pay its ongoing expenses from the Company's public company reporting requirements and other related corporate expenses. In consideration of his agreement to make the prepayment, the Company's Board of Directors granted to Marc Douglas, the controlling shareholder of Thrift Ventures and the Company's principal shareholder, 416,667 shares of the Company's Common Stock, which had a fair market value as of the date of grant (March 15, 2002) of $.06 per share. As of June 30, 2002, the June payment of $19,731.50 was still outstanding and is included in the stockholder interest receivable amount.

(7) RELATED PARTY TRANSACTIONS

The Board of Directors agreed to begin reimbursing Thrift Ventures for certain services that had been provided to the Company on a cost-free basis since the closing of the sale of the business units. These services have to date included:
(a) office space and all related amenities such as telephones, copiers, facsimile machines and office supplies; (b) all necessary accounting and bookkeeping services related to the Company's public reporting requirements; (c) other administrative services, such as receptionist and bill-paying services; and (d) the assistance of Mr. Douglas in identifying a possible acquisition candidate for the Company, as well as negotiating a definitive agreement and completing a transaction with such an acquisition candidate. In order to comply with the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, Mr. Douglas has been formally designated by the Board as the Company's principal financial and accounting officer. In exchange for Thrift Ventures' and Mr. Douglas' agreement to continue providing these services to the Company, the Company will reimburse Thrift Ventures $5,000 per month. During the second quarter of 2002, $10,000 in reimbursements for these services to the Company were offset against interest amounts due to the Company from Thrift Ventures.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND
JULY 1, 2001

With no business operations during the three months ending June 30, 2002, the Company had no revenues, as compared to revenues of $2,261,531 generated by the six stores for the three months ending July 1, 2001. There also was no gross profit for the three months ending June 30, 2002, as compared to $895,768 gross profit generated by the six stores for the three months ending July 1, 2001.

The operating expenses for the three months ending June 30, 2002 amounted to $50,228 and consisted primarily of professional fees related to the Company's public reporting obligations and directors' liability insurance, as compared to $1,076,431 for the three months ending July 1, 2001, which included expenses related to six stores, the Company's start-up internet company, and corporate overhead.


RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JULY 1, 2001

With no business operations during the six months ending June 30, 2002, the Company had no revenues, as compared to revenues of $4,760,389 generated by the six stores for the six months ending July 1, 2001. There also was no gross profit for the six months ending June 30, 2002, as compared to $2,043,008 gross profit generated by the six stores for the six months ending July 1, 2001.

The operating expenses for the six months ending June 30, 2002 amounted to $88,357 and consisted primarily of professional fees related to the Company's public reporting obligations and directors' liability insurance, as compared to $2,180,686 for the six months ending July 1, 2001, which included expenses related to six stores, the Company's start-up internet company, and corporate overhead.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had negative working capital of ($6,347) as compared to working capital of $7,422 at December 30, 2001.

Cash and cash equivalents at June 30, 2002 totaled $663, as compared to $27,800 at December 30, 2001, a decrease of $27,137. Net cash used in operating activities totaled $27,136 for the six months ending June 30, 2002, as compared to $7,538 net cash provided by operating activities for the six months ending July 1, 2001. There were no investing activities for the six months ending June 30, 2002 as compared to $7,958 net cash used in the purchase and sale of property and equipment for the six months ending July 1, 2001. There were no financing activities in the six months ending June 30, 2002, as compared to $214,420 net cash used in financing in the six months ending July 1, 2001, reflecting a cash payment for the Debenture settlement and payment of notes.

With the sale of its business units on August 27, 2001, the Company has no ongoing business operations other than activities undertaken to identify and complete a transaction involving a sale or other change in control of the Company and activities necessary to maintain the Company's reporting company status with the Securities and Exchange Commission. The Company has reached an agreement with Thrift Ventures pursuant to which Thrift Ventures will prepay the initial interest payment on the note given to the Company in the sale of its business units (the "Purchase Note"). This interest payment would be due on August 27, 2002 and will total $98,926. Thrift Ventures has agreed to prepay this interest payment in four equal monthly installments beginning on May 31, 2002 and ending on August 27, 2002. As of June 30, 2002, the June payment of $19,731.50 was still outstanding and is included in the stockholder interest receivable amount. The Company believes that the foregoing prepayments will be sufficient to meet the Company's currently anticipated working capital requirements through 2002. There can be no assurances, however, that such will be the case.


INFLATION AND SEASONALITY

The Company has sold all business units effective August 27, 2001 and, as a result, does not expect at this time to be impacted by inflation or seasonality.

PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION

Since the Company's sale of its business units to Thrift Ventures in August 2001, Marc Douglas, the Company's Chief Executive Officer and President until the sale, has continued to assist the Company with administrative matters and its SEC reporting obligations, including maintenance of accounting records and preparation of financial statements. In order to comply with the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, Mr. Douglas has been formally designated by the Board as the Company's principal financial and accounting officer. It is currently anticipated that Mr. Douglas will serve in such capacity until the Company acquires another operating business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  11.1     Statement re: computation of per share earnings

                  99.1 Statements Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K:

The Company did not file any current reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TMI HOLDINGS, INC.



                            BY: /s/ JAY M. HAFT
                            ---------------------------------------------------
                            Jay M. Haft, Chairman of the Board of Directors (Principal Executive Officer)

Date: August 14, 2002       BY: /s/ MARC DOUGLAS
                            ---------------------------------------------------
                            (Principal Financial and Accounting Officer)