Form 10QSB
period 2002-09-29
TMI HOLDINGS INC/FL
filed 2002-11-18
CIK 1016611

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No. 000-30011

TMI HOLDINGS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	65-0309540

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3141 W. Hallandale Beach Boulevard
Hallandale, Florida 33009

(Address of Principal Executive Offices)

Issuer’s telephone number, including area code: (954) 985-8430

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]        NO  [   ]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practical date: At November 14, 2002, there were outstanding 3,463,877 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format:  YES  [   ]     NO  [X]

TMI HOLDINGS, INC.
(FORMERLY THRIFT MANAGEMENT, INC.)

INDEX TO FORM 10-QSB

		Page

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheet as of September 29, 2002 (unaudited)	3
	Statements of Operations for the Three Months and Nine Months Ended September 29, 2002 and September 30, 2001 (unaudited)	4
	Statements of Cash Flows for the Nine Months Ended September 29, 2002 and September 30, 2001 (unaudited)	5-6
	Notes to Financial Statements (unaudited)	7-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14
Item 3.	Controls and Procedures	14
PART II – OTHER INFORMATION
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		16
Certifications		17-20

TMI HOLDINGS, INC.
(FORMERLY THRIFT MANAGEMENT, INC.)

BALANCE SHEET
(Unaudited)

September 29, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,770
Interest receivable – Thrift Ventures	3,201
Prepaid insurance	2,269

TOTAL CURRENT ASSETS	25,240
NOTE RECEIVABLE — THRIFT VENTURES — NON-CURRENT	1,175,000

TOTAL ASSETS	$1,200,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses	$52,508

TOTAL CURRENT LIABILITIES	52,508
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock: $.01 par value, authorized 1,500,000 shares, issued and outstanding 250,000 shares	2,500
Common stock: $.01 par value, authorized 15,000,000 shares, issued and outstanding 3,463,877 shares	34,639
Additional paid-in capital	4,492,921
Accumulated deficit	(3,382,328)

TOTAL STOCKHOLDERS’ EQUITY	1,147,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,200,240

See accompanying notes.

TMI HOLDINGS, INC.
(FORMERLY THRIFT MANAGEMENT, INC.)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Net sales	$—	$1,439,286	$—	$6,199,675
Cost of goods sold	—	880,561	—	3,597,942

GROSS PROFIT	—	558,725	—	2,601,733
Selling, general and administrative expenses	45,585	658,759	133,942	2,839,443

TOTAL OPERATING EXPENSES	45,585	658,759	133,942	2,839,443

(LOSS) FROM OPERATIONS	(45,585)	(100,034)	(133,942)	(237,710)
Loss on disposal of fixed assets	—	(1,019)	—	(138,336)
Interest expense	—	(4,699)	—	(27,092)
Interest income	24,664	3,220	74,251	18,838

(LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	(20,921)	(102,532)	(59,691)	(384,300)
Provision for income taxes	—	(89,000)	—	(89,000)

(LOSS) BEFORE EXTRAORDINARY ITEM	(20,921)	(191,532)	(59,691)	(473,300)
Extraordinary gain on convertible debenture settlement	—	—	—	408,552

NET (LOSS)	$(20,921)	$(191,532)	$(59,691)	$(64,748)

Basic and diluted earnings (loss) per share:
(Loss) before extraordinary item	$(0.01)	$(0.06)	$(0.02)	$(0.16)
Extraordinary item, net of tax	—	—	—	0.14

NET (LOSS)	$(0.01)	$(0.06)	$(0.02)	$(0.02)

Weighted average number of shares:
Basic:	3,463,877	3,047,210	3,255,544	2,987,210
Diluted:	3,463,877	3,047,210	3,255,544	2,987,210

See accompanying notes.

TMI HOLDINGS, INC.
(FORMERLY THRIFT MANAGEMENT, INC.)

STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED

	SEPTEMBER 29,	SEPTEMBER 30,
	2002	2001

Cash flows from operating activities:
Net (loss)	$(59,691)	$(64,748)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Deferred income tax	—	89,000
Depreciation and amortization	—	96,565
Loss on disposal of fixed assets	—	138,336
Amortization of prepaid consulting expenses paid with common stock and warrants	—	86,327
Extraordinary gain on convertible debenture settlement	—	(408,552)
Stockholder’s compensation — shares issued	25,000	—
Changes in assets and liabilities:
Decrease in interest receivable – Thrift Ventures	29,778	—
Decrease in merchandise inventory	—	68,784
Decrease in other receivable	25,000	—
Decrease (increase) in prepaid expenses and other assets	1,745	(82,970)
Increase in accounts payable	—	134,946
(Decrease) in accrued expenses	(29,861)	(54,383)

Total adjustments	51,662	68,053

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,029)	3,305

Cash flows from investing activities:
Purchase of property and equipment	—	(15,958)
Proceeds from disposal of fixed assets	—	8,000
Payment in connection with sale of business units	—	(147,197)

NET CASH (USED IN) INVESTING ACTIVITIES	—	(155,155)

Cash flows from financing activities:
Cash payment – convertible debenture settlement	—	(200,000)
Cash payment — notes	—	(30,082)

NET CASH (USED IN) FINANCING ACTIVITIES	—	(230,082)

NET (DECREASE) IN CASH	(8,029)	(381,932)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	27,799	396,836

CASH AND CASH EQUIVALENTS – END OF PERIOD	$19,770	$14,904

TMI HOLDINGS, INC.
(FORMERLY THRIFT MANAGEMENT, INC.)

STATEMENTS OF CASH FLOWS—Continued
(Unaudited)

	NINE MONTHS ENDED

	SEPTEMBER 29, 2002	SEPTEMBER 30, 2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$9,639

Income taxes	$—	$—

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine month period ended September 30, 2001, the Company sold the common stock of its business units for a note receivable amounting to $1,175,000 (Note 5). In conjunction with this transaction, the assets sold, liabilities assumed and receivables recorded were as follows:

Assets sold in connection with the sale of the business units	$1,720,321
Liabilities assumed in connection with the sale of the business units	(905,910)
Receivable – stockholder recorded	(25,000)
Note receivable recorded	(1,175,000)

Capital contribution related to sale of the business units	$(385,589)

See accompanying notes.

TMI HOLDINGS, INC.
(FORMERLY THRIFT MANAGEMENT, INC.)

NOTES TO
FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and nine months ended September 29, 2002 and September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 30, 2001 of TMI Holdings, Inc. (the “Company” or “TMI”).

(2)  ORGANIZATION

As a result of the sale of its business units that was completed on August 27, 2001 (see Note 5), the Company no longer has any subsidiaries or active business operations. The accompanying Statement of Operations for the three and nine months ended September 29, 2002 do not reflect any of the Company’s former business operations.

(3) STOCKHOLDERS’ EQUITY

In January 2001, a lawsuit was filed in the United States District Court, Southern District of New York, against the Company and other unnamed individuals regarding the Company’s alleged failure to register the shares of the Company’s Common Stock issuable upon conversion of a 7% convertible debenture with a principal amount of $1,000,000 (the “Debenture”) and failure to pay the resulting penalties due.

In March 2001, the Company entered into a settlement agreement which provided for the dismissal of this lawsuit, without prejudice, in exchange for the payment by the Company of $200,000 cash, the issuance of 200,000 shares of Common Stock valued at $32,000 (the fair value as of March 16, 2001) and the delivery of a three-year 10% promissory note in the principal amount of $300,000 secured by a security interest in the Company’s inventory and guaranteed by the Company’s President. As a result of the settlement, the Debenture was deemed paid in full and satisfied.

In consideration for personally guaranteeing the promissory note, the Company’s Board of Directors granted the President five-year warrants to purchase 500,000 shares of the Company’s

Common Stock at an exercise price of $.0625 per share (the fair value of the Common Stock as of March 16, 2001).

All remaining capitalized expenses related to the Debenture not amortized (which totaled $130,410) were included in the calculation of the gain on the Debenture settlement in the six-month period ended July 1, 2001. Reversal of the accrued Debenture interest expense in the amount of $70,962 was also included as part of the calculation of the gain on the Debenture settlement recorded in the first quarter of 2001. The gain on the Debenture settlement recorded in the first quarter of 2001 amounted to $408,552.

(4) STOCK OPTION PLAN

During the three months ended September 29, 2002, the Company granted a total of 10,000 stock options to its directors under the Company’s 1996 Stock Option Plan at exercise prices equal to the fair value of the Common Stock on the date of the grants. These options vest within the next year and expire no later than 2007.

(5) SALE OF BUSINESS UNITS

In 2001, the Company’s shareholders approved (with all the shares held by the President and his affiliates voting with the majority of all other outstanding shares) the sale of substantially all of the assets used by the Company in the conduct of its retail thrift store and charitable donation collection business and its web-site in development to Thrift Ventures Inc. (“Thrift Ventures”), a corporation owned by Marc Douglas, the Company’s principal shareholder. On August 27, 2001, the Company closed the sale of assets to Thrift Ventures. As consideration for the purchase of these business units, Thrift Ventures paid to the Company $1,175,000 in the form of a three-year promissory note bearing interest at the prime rate plus 1.5% (the “Purchase Note”). The Purchase Note is secured by a security interest in the assets sold. The excess of the purchase price of the business units over the carrying value of such business units totaled $385,589 and has been accounted for as a capital contribution.

(6)  INTEREST RECEIVABLE – THRIFT VENTURES

In May 2002, Thrift Ventures agreed to prepay the initial interest payment of $98,926 on the Purchase Note in four equal monthly installments beginning on May 31, 2002 and ending on August 27, 2002, the original due date of the initial interest payment. Thrift Ventures agreed to this prepayment in order to provide the Company with additional working capital with which to pay its ongoing expenses from the Company’s public company reporting requirements and other related corporate expenses. In consideration of his agreement to make the prepayment, the Company’s Board of Directors granted to Marc Douglas, the controlling shareholder of Thrift Ventures and the Company’s principal shareholder, 416,667 shares of the Company’s Common Stock, which had a fair value as of the date of grant (March 15, 2002) of $.06 per share.

(7) RELATED PARTY TRANSACTIONS

The Board of Directors agreed to begin reimbursing Thrift Ventures for certain services that had been provided to the Company on a cost-free basis since the closing of the sale of the business units. These services have to date included: (a) office space and all related amenities such as telephones, copiers, facsimile machines and office supplies; (b) all necessary accounting and bookkeeping services related to the Company’s public reporting requirements; (c) other administrative services, such as receptionist and bill-paying services; and (d) the assistance of Mr. Douglas in identifying a possible acquisition candidate for the Company, as well as negotiating a definitive agreement and completing a transaction with such an acquisition candidate. In exchange for Thrift Ventures’ and Mr. Douglas’ agreement to continue providing these services to the Company, the Company will reimburse Thrift Ventures $5,000 per month. During the third quarter of 2002, $15,000 in reimbursements for these services to the Company were offset against interest amounts due to the Company from Thrift Ventures.

(8) LIQUIDITY

With the sale of its business units on August 27, 2001, the Company has no ongoing business operations other than activities undertaken to identify and complete a transaction involving a sale or other change in control of the Company and activities necessary to maintain the Company’s reporting company status with the Securities and Exchange Commission. Because the Company has no active business operations, its current assets with which to pay expenses are extremely limited. The Company reached an agreement with Thrift Ventures pursuant to which Thrift Ventures prepaid the initial $98,926 interest payment on the note given to the Company in the sale of its business units (the “Purchase Note”) that would have been due on August 27, 2002, less $20,000 in reimbursements for services to the Company (see Note 7). As of September 30, 2002, however, the Company’s accrued expenses exceeded the remaining balance of the interest payment received and the amount of the next interest payment due on November 27, 2002, which will equal approximately $25,000 less $15,000 in reimbursements for services to the Company. As part of the pending sale of Marc Douglas’ Preferred Stock (see Note 9), the purchaser has agreed to pay the current liabilities of the Company, which currently total approximately $60,000. If this sale transaction does not close, the Company will be required to seek additional funding elsewhere and/or delay payment to creditors until additional payments on the Purchase Note are made. There can be no assurances that such funding will be available on terms acceptable to the Company, if at all, or that the Company would be able to negotiate payment schedules with creditors. If the Company is not able to obtain sufficient additional funding and/or delay payment of creditors, the Company’s ability to continue its status as a public reporting company is likely to be materially adversely affected.

(9) SUBSEQUENT EVENT

On October 28, 2002, the Company’s principal shareholder, Marc Douglas, entered into a stock purchase agreement pursuant to which Mr. Douglas has agreed to sell, through a series of transactions, all 250,000 shares of the Company’s Series A Preferred Stock (the “Preferred Stock”) owned by him in exchange for a promissory note to Mr. Douglas in the principal amount of $150,000 due 120 days from the closing. The Preferred Stock to be sold by Mr. Douglas represents 100% of the outstanding Preferred Stock and, after cancellation of the 1,567,167 shares of Common Stock owned by Mr. Douglas and his affiliates as discussed below, will represent 56% of the voting control of the Company. The sale of the Preferred Stock is subject to the satisfaction of various closing conditions and is expected to close in late November 2002.

In conjunction with the sale of Mr. Douglas’ Preferred Stock, the current directors of the Company have agreed to resign from the Board and two designees of the ultimate purchasers, William Michael Sessions and John W. Meyers, will be appointed to the Board. In addition, Mr. Sessions will be appointed to serve as the Company’s CEO and Secretary and Mr. Meyers will be appointed to serve as the Company’s COO and Treasurer.

In connection with the sale of his Preferred Stock, Mr. Douglas has also agreed to cancel the 1,567,167 shares of the Company’s Common Stock and all options and warrants to acquire the Company’s Common Stock owned by him and his affiliates. Subject to the approval of the Company’s new Board of Directors, the Company will assign to Mr. Douglas and his affiliates $675,000 of the outstanding principal balance of the $1,175,000 Purchase Note payable to the Company by an entity controlled by Mr. Douglas. In connection with this transaction, the Company will also enter into a five-year consulting agreement with Mr. Douglas whereby he agrees to provide the Company advice regarding strategies for development and expansion of the Company’s business, including with respect to mergers and acquisitions. As compensation for his services under the consulting agreement, the Company will assign the remaining $500,000 balance of the Purchase Note to Mr. Douglas over the five-year term of the consulting agreement.

As a result, if the transaction is completed, it will result in both a change of voting control of the Company and a change in its management, including its Board of Directors. The purchaser has advised the Company that it currently intends to pursue new business opportunities for the Company and to shift the Company’s business focus, although as of the date of this Form 10-QSB, the purchaser had not identified nor committed to undertake any particular business activities.

The Company has filed a Schedule 14f-1 with the SEC that describes this transaction and the change in control of the Company, and has mailed a copy of this filing to all of the Company’s shareholders in accordance with applicable SEC regulations. For further information regarding the sale of the Preferred Stock and change in control of the Company, reference is hereby made to the Schedule 14f-1.

TMI HOLDINGS, INC.
(FORMERLY THRIFT MANAGEMENT, INC.)

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the results of operations of TMI Holdings, Inc. (the “Company”), and its liquidity and capital resources. The Company cautions readers that certain important factors may affect the Company’s actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements which involve risks and uncertainties. Without limiting the generality of the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company’s results include, but are not limited to, the identification and number of possible acquisition candidates; reliance on current management; general economic conditions; and other factors discussed herein or from time to time in the Company’s other filings with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto of the Company included elsewhere herein.

GENERAL

Until August 2001, the Company had managed and operated retail outlets known as thrift stores, which dealt in new and used articles of clothing, miscellaneous household items, furniture, bric-a-brac and antiques at discounted prices. In 2001, the Company operated six thrift stores, all of which were located in Florida. These and all of the Company’s other business units were sold on August 27, 2001, in a transaction involving the sale of substantially all of the Company’s assets to Thrift Ventures Inc. (“Thrift Ventures”), a corporation controlled by the Company’s principal shareholder.

Currently, the Company has no operating business units or subsidiaries. The Company’s sole activities since the sale transaction have been identifying possible acquisition candidates and attempting to negotiate and complete an acquisition of an operating business. Although a transaction that will result in a change in control of the Company is pending (see “Recent Developments” below), there can be no assurances that this transaction will close. If it does not close, there can be no assurances that the Company will be able to identify other acquisition candidates or that it will be able to successfully negotiate and complete another acquisition of an operating business.

The sale of the business units described above has not affected any of the Company’s outstanding securities, and the Company intends to continue to use its best efforts to maintain its status as a reporting company and to maintain the listing of its Common Stock on the OTC Bulletin Board.

RECENT DEVELOPMENTS

On October 28, 2002, the Company’s principal shareholder, Marc Douglas, entered into a stock purchase agreement pursuant to which Mr. Douglas has agreed to sell, through a series of transactions, all 250,000 shares of the Company’s Series A Preferred Stock (the “Preferred Stock”) owned by him in exchange for a promissory note to Mr. Douglas in the principal amount of $150,000.00 due 120 days from the closing. The Preferred Stock to be sold by Mr. Douglas represents 100% of the outstanding Preferred Stock and, after cancellation of the 1,567,167 shares of Common Stock owned by Mr. Douglas and his affiliates as discussed below, will represent 56% of the voting control of the Company. The sale of the Preferred Stock is subject to the satisfaction of various closing conditions and is expected to close in late November 2002.

In conjunction with the sale of Mr. Douglas’ Preferred Stock, the current directors of the Company have agreed to resign from the Board and two designees of the ultimate purchasers, William Michael Sessions and John W. Meyers, will be appointed to the Board. In addition, Mr. Sessions will be appointed to serve as the Company’s CEO and Secretary and Mr. Meyers will be appointed to serve as the Company’s COO and Treasurer.

In connection with the sale of his Preferred Stock, Mr. Douglas has also agreed to cancel the 1,567,167 shares of the Company’s Common Stock and all options and warrants to acquire the Company’s Common Stock owned by him and his affiliates. Subject to the approval of the Company’s new Board of Directors, the Company will assign to Mr. Douglas and his affiliates $675,000 of the outstanding principal balance of the $1,175,000 Purchase Note payable to the Company by an entity controlled by Mr. Douglas. In connection with this transaction, the Company will enter into a five-year consulting agreement with Mr. Douglas whereby he agrees to provide the Company advice regarding strategies for development and expansion of the Company’s business, including with respect to mergers and acquisitions. As compensation for his services under the consulting agreement, the Company will assign the remaining $500,000 balance of the Purchase Note to Mr. Douglas over the five-year term of the consulting agreement.

As a result, if the transaction is completed, it will result in both a change of voting control of the Company and a change in its management, including its Board of Directors. The purchaser has advised the Company that it currently intends to pursue new business opportunities for the Company and to shift the Company’s business focus, although as of the date of this Form 10-QSB, the purchaser had not identified nor committed to undertake any particular business activities.

The Company has filed a Schedule 14f-1 with the SEC that describes this transaction and the change in control of the Company, and has mailed a copy of this filing to all of the Company’s shareholders in accordance with applicable SEC regulations. For further information regarding the sale of the Preferred Stock and change in control of the Company, reference is hereby made to the Schedule 14f-1.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001

With no business operations during the three months ending September 29, 2002, the Company had no revenues, as compared to revenues of $1,439,286 generated by the six stores for the three months ending September 30, 2001. There also was no gross profit for the three months ending September 29, 2002, as compared to $558,725 gross profit generated by the six stores for the three months ending September 30, 2001.

The operating expenses for the three months ending September 29, 2002 amounted to $45,585 and consisted primarily of professional fees related to the Company’s public reporting obligations and directors’ liability insurance, as compared to $658,759 for the three months ending September 30, 2001, which included expenses related to six stores, the Company’s start-up internet company, and corporate overhead.

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001

With no business operations during the nine months ending September 29, 2002, the Company had no revenues, as compared to revenues of $6,199,675 generated by the six stores for the nine months ending September 30, 2001. There also was no gross profit for the nine months ending September 29, 2002, as compared to $2,601,733 gross profit generated by the six stores for the nine months ending September 30, 2001.

The operating expenses for the nine months ending September 29, 2002 amounted to $133,942 and consisted primarily of professional fees related to the Company’s public reporting obligations and directors’ liability insurance, as compared to $2,839,443 for the nine months ending September 30, 2001, which included expenses related to six stores, the Company’s start-up internet company, and corporate overhead.

LIQUIDITY AND CAPITAL RESOURCES

At September 29, 2002, the Company had negative working capital of ($27,268) as compared to working capital of $7,422 at December 30, 2001.

Cash and cash equivalents at September 29, 2002 totaled $19,770, as compared to $27,799 at December 30, 2001, a decrease of $8,030. Net cash used in operating activities totaled $8,029 for the nine months ending September 29, 2002, as compared to $3,305 net cash provided by operating activities for the nine months ending September 30, 2001. There were no investing activities for the nine months ending September 29, 2002 as compared to $155,155 net cash used in the purchase and sale of property and equipment and payment in connection with the sales of business units for the nine months ending September 30, 2001. There were no financing activities in the nine months ending September 30, 2001 as compared to $230,082 net cash used in financing in the nine months ending September 30, 2001, reflecting a cash payment for the Debenture settlement and payment of notes.

With the sale of its business units on August 27, 2001, the Company has no ongoing business operations other than activities undertaken to identify and complete a transaction involving a sale or other change in control of the Company and activities necessary to maintain the Company’s reporting company status with the Securities and Exchange Commission. Because the Company has no active business operations, its current assets with which to pay expenses are extremely limited. The Company reached an agreement with Thrift Ventures pursuant to which Thrift Ventures prepaid the initial $98,926 interest payment on the note given to the Company in the sale of its business units (the “Purchase Note”) that would have been due on August 27, 2002, less $20,000 in reimbursements for services to the Company (see Note 7 to the Company’s Financial Statements included in Part I, Item 1, of this Form 10-QSB). As of September 30, 2002, however, the Company’s accrued expenses exceeded the remaining balance of the interest payment received and the amount of the next interest payment due on November 27, 2002, which will equal approximately $25,000 less $15,000 in reimbursements for services to the Company. As part of the pending sale of Marc Douglas’ Preferred Stock (see “Recent Developments,” above), the purchaser has agreed to pay the current liabilities of the Company, which currently total approximately $60,000. If this sale transaction does not close, the Company will be required to seek additional funding elsewhere and/or delay payment to creditors until additional payments on the Purchase Note are made. There can be no assurances that such funding will be available on terms acceptable to the Company, if at all, or that the Company would be able to negotiate payment schedules with creditors. If the Company is not able to obtain sufficient additional funding and/or delay payment of creditors, the Company’s ability to continue its status as a public reporting company is likely to be materially adversely affected.

INFLATION AND SEASONALITY

The Company has sold all business units effective August 27, 2001 and, as a result, does not expect at this time to be impacted by inflation or seasonality.

ITEM 3

CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial and accounting officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this Form 10-QSB, have concluded that as of such date the Company’s disclosure controls and procedures were sufficient to ensure that material information about the Company would be made known to them in order to make timely disclosures. Such evaluation and the Company’s procedures have taken into account the extremely limited nature of the Company’s operations since August 2001. In light of the Company’s limited operations, the Company does not believe that there are significant deficiencies in its internal controls that could adversely affect its ability to record and report financial data. Further, the Company does not believe that there have been any changes in its internal controls or other factors that could significantly affect those controls after the date of evaluation.

PART II — OTHER INFORMATION

ITEM 5 OTHER INFORMATION

Marc Douglas, the Company’s principal shareholder, has agreed to sell, through a series of transactions, all of the 250,000 shares of the Company’s Preferred Stock owned by him to William Michael Sessions and John W. Meyers. The Preferred Stock to be sold by Mr. Douglas represents 100% of the outstanding Preferred Stock and, after cancellation of the 1,567,167 shares of Common Stock owned by Mr. Douglas and his affiliates that will also occur as part of the transaction, will represent 56% of the voting control of the Company. The sale of the Preferred Stock is subject to the satisfaction of various conditions and is expected to close in late November 2002. For a more detailed description of this transaction, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” under Part I, Item 2 of this Form 10-QSB.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

11.1	Statement re: computation of per share earnings

99.1	Stock Purchase Agreement dated as of October 28, 2002 between Marc Douglas and Matthew P. Dwyer

99.2	Statements Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

The Company did not file any current reports on Form 8-K during the quarter ended September 29, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TMI HOLDINGS, INC.

By: /s/ Jay M. Haft

Jay M. Haft, Chairman of the Board of Directors (Principal Executive Officer)

Date: November 15, 2002	By: /s/ Marc Douglas

Marc Douglas, Principal Financial and Accounting Officer

CERTIFICATIONS

I, Jay M. Haft, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of TMI Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 15, 2002

/s/ Jay M. Haft
Name: Jay M. Haft
Title: Chairman of the Board of Directors (Principal Executive Officer)

I, Marc Douglas, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of TMI Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 15, 2002

/s/ Marc Douglas
Name: Marc Douglas
Title: Principal Financial and Accounting Officer