Form 10KSB
period 2002-12-29
TMI HOLDINGS INC/FL
filed 2003-05-23
CIK 1016611

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF  1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________.


                        COMMISSION FILE NUMBER 000-30011

                               TMI HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                FLORIDA                                        65-0309540
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

     11924 FOREST HILL BLVD., SUITE 22-204
              WELLINGTON, FL                                     33414
    (Address of principal executive offices)                  (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (954) 579-8599


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes     No X  .
                                                       ---    ----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

     State  issuer's  revenues  for  its  most  recent fiscal year.     Zero ($)

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $ 431,903, based on the closing price of $0.30 for the common stock on April 29, 2003.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 29, 2002, there were 189,671 (adjusted for 1 for 10 reverse stock split effective January 27, 2003) shares of common stock, par value $0.10 issued and outstanding. As of April 29, 2003, there were 1,489,675 shares of common stock, par value $0.10, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

                     Transitional Small Business Disclosure
                               Format (check one):

                             Yes _____     No __X__

                               TMI HOLDINGS, INC.

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item  1          Description  of  Business

Item  2          Description  of  Property

Item  3          Legal  Proceedings

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders


                                     PART II

Item  5          Market  for  Common  Equity  and  Related  Stockholder  Matters

Item  6          Management's  Discussion  and  Analysis  or  Plan of Operations

Item  7          Financial  Statements

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


                                    PART III

Item  9          Directors,  Executive  Officers, Promoters and Control Persons;
                 Compliance  with  Section  16(a)  of  the  Exchange  Act

Item  10         Executive  Compensation

Item  11         Security  Ownership of Certain Beneficial Owners and Management

Item  12         Certain  Relationships  and  Related  Transactions

Item  13         Exhibits  and  Reports  on  Form  8-K

Item  14             Controls  and  Procedures

                                     PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of TMI Holdings, Inc. (the "Company") set forth under the heading "Management's Discussion and Analysis or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and stockholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1  -  DESCRIPTION  OF  BUSINESS

NEW  BUSINESS  DEVELOPMENTS

     On January 31, 2003, the Company acquired 100% of the assets and outstanding stock of Kina'ole Development Corporation ("Kina'ole"), a Hawaii corporation. Kina'ole is a wholly-owned subsidiary of the Company and is the Company's only current business asset; however, going forward the Company intends to divest Kina'ole and pursue the acquisition of undervalued and/or unused manufacturing assets. The Company has identified a number of opportunities, and is in very early discussions with potential acquisition candidates, but has not agreed to terms or entered into a binding letter of intent or similar agreement with any acquisition candidates.

     Kina'ole  Development  Corporation

     Kina'ole is located in Lihue, Hawaii, and through joint venture arrangements with dealerships on each Hawaiian island, Kina'ole plans to sell manufactured homes to retail customers. Kina'ole also develops subdivisions of manufactured homes and has an unrelated installation company that, as a licensed contractor, completes the foundation and site work as well as installing the manufactured homes. Due to the inherent uncertainty in the housing market there is no guarantee that Kina'ole will be successful in producing manufactured homes and/or finding suitable locations for their installation. Kina'ole's officers and directors, W. Michael Sessions and John W. Meyers, are former officers and directors of the Company.

     South  Beach  Beauties,  Inc.

     On or about March 17, 2003, the Company entered into a Letter of Intent to acquire South Beach Beauties, Inc., a producer of certain retail products located in Sunrise, Florida. Under the terms of the Letter of Intent certain due diligence was to be completed by May 15, 2003, in order for the Letter of Intent to remain enforceable. The due diligence requirements under the Letter of Intent were not timely satisfied and the Letter of Intent expired with no further action being taken by the Company.

CORPORATE  HISTORY

     TMI Holdings, Inc. is a Florida corporation; originally incorporated on July 22, 1991, under the name Thrift Management, Inc. On August 13, 2001, a majority of the Company's common stockholders approved an amendment to the Company's Articles of Incorporation changing the name of the corporation to TMI Holdings, Inc., a change that became effective on August 27, 2001.

     The Company has never been in bankruptcy, receivership, or any similar proceeding.

     On January 31, 2003, the Company acquired 100% of the outstanding stock of Kina'ole Development Corporation, a Hawaii corporation. The Company acquired the Kina'ole shares from William Michael Sessions and John W. Meyers, who were then directors of the Company. In exchange for Kina'ole's shares, the Company issued Mr. Sessions and Mr. Meyers each 250,000 shares of the Company's Series B
Convertible Preferred Stock. Prior to the acquisition, the Company had not engaged in any material business operations in over a year.

HISTORICAL  OPERATIONS

     Until August 2001, the Company managed and operated discount retail outlets known as thrift stores, which dealt in new and used articles of clothing, miscellaneous household items, furniture, bric-a-brac and antiques at discounted prices. In 2001, the Company operated six thrift stores in Florida. These stores and all of the Company's other business units were sold on August 27, 2001, in a transaction involving the sale of substantially all of the Company's assets to Thrift Ventures, Inc., a corporation that was controlled by one of the then Company's principal stockholders at that date.

     After the sale of the Company's assets to Thrift Ventures, Inc., the Company's sole activity was to identify potential acquisition candidates and attempting to negotiate and complete the acquisition of an operating business. In October 2001, the Company entered into a non-binding letter of intent with a privately held company for a transaction that would have resulted in a change in control of the Company. The letter of intent was terminated in February 2002 by mutual agreement of the parties.

     In 2002, the Company underwent two changes of voting control, until its current management acquired voting control of the Company on February 21, 2003. Currently, the Company's only business is the sale of manufactured homes through Kina'ole, the Company's wholly-owned subsidiary. Due to the inherent uncertainity in the housing market there is no guarantee that Kina'ole will be successful in producing manufactured homes and/or finding suitable locations for their installation. The Company is currently seeking other potential acquisition candidates.

     The Company currently has no employees. Mr. Scott Siegel, the Company's sole officer and one of its directors is an independent contractor. Kina'ole has four employees.

          The  Company's  telephone  number  is  (954)  579-8599.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

     We do not own any real estate or any other significant property. The Company currently operates from a minimal amount of space on property currently owned by Scott Siegel, one of the Company's directors and its sole officer. The Company does not pay any rent for this space.

ITEM  3  -  LEGAL  PROCEEDINGS

     The Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company's management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

     The Company has recently become aware that some of the payments due to Mr. Marc Douglas under the stock purchase agreement dated October 28, 2002 have not been made by the parties' responsible for those payments. Even though the Company is not a party to that stock purchase agreement, and the Company has no obligations under the agreement, if Mr. Douglas brought a legal action to rescind the stock purchase agreement and prevailed, then Mr. Douglas could potentially re-acquire the 156,717 (adjusted for 1-for-10 reverse stock split) shares of common stock he cancelled and re-acquire the 250,000 shares of the Company's Series A Preferred Stock, which could result in a change of control of the Company.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of our fiscal year ended December 29, 2002.

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

     The Company's common stock trades on the OTC Bulletin Board, and currently trades there under the symbol TMIO. Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

     Below is a table indicating the range of high and low transaction prices for the common stock for the last two fiscal years. The information reflects inter-dealer prices, without retail, markup, markdown or commission and may not represent actual transactions. Effective January 27, 2003, the Company's common stock underwent a 1-for-10 reverse stock split. The prices shown below are adjusted for the split.




                                                  BID PRICE
QUARTER ENDED                             HIGH                  LOW
----------------------------------     -------------       -------------


March 31, 2001                           $0.70                 $0.60
June 30, 2001                            $1.60                 $1.60
September 30, 2001                       $1.50                 $1.30
December 31, 2001                        $1.20                 $0.60
March 31, 2002                           $1.00                 $0.60
June 30, 2002                            $0.70                 $0.70
September 30, 2002                       $0.70                 $0.40
December 31, 2002                        $0.50                 $0.20



HOLDERS

     As of December 31, 2002, there were approximately 143 holders of record of the common stock. As of April 29, 2003, there were approximately 162 holders of record of the common stock.

REVERSE  STOCK  SPLIT

     Effective January 27, 2003, the Company's common stock underwent a 1-for-10 reverse stock split. The effect of this reverse stock split has been retroactively reflected in all numbers in this Form 10-KSB relating to a number of shares or a stock price.

DIVIDEND  POLICY

     We have never declared or paid cash dividends on the common stock and anticipate that all future earnings, if any, will be retained as working capital and for business expansion. The payment of any future dividends will be at the sole discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions. Therefore, there can be no assurance that any dividends on the common stock will be paid in the future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     On October 24, 2002, the Company issued 41,667 shares of the Company's common stock, with restrictive legend, to Marc Douglas ("Douglas"). The Company's board of directors approved this issuance during the second quarter of fiscal year ended December 29, 2002. This issuance was made pursuant to an agreement entered into in May 2002, between the Company and Thrift Ventures, Inc., a company controlled by Douglas, a then officer and director of the Company, whereby Thrift Ventures, Inc. agreed to prepay an initial interest payment of $98,926 on a Purchase Note between the Company and Thrift Ventures, Inc. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     1.     CAUTION  REGARDING  FORWARD-LOOKING  INFORMATION

     Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

     Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

     2.     INDEPENDENT  AUDITORS'  REPORT

     Our independent auditors have issued their report with an explanatory paragraph stating that the audited financial statements of the company for the fiscal year ending December 29, 2002 have been prepared assuming the Company will continue as a going concern.

     3.     CRITICAL  ACCOUNTING  POLICIES

     The discussion and analysis of the Company's financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. To the extent there are material differences between these estimates and judgments and actual results our financial statements will be affected.

     There are no critical accounting policies due to the fact the Company did not have any significant assets as of December 29, 2002, or business operations during the fiscal year ended December 29, 2002.

COMPANY  OVERVIEW

     GENERAL

     Until August 2001, the Company managed and operated retail outlets known as thrift stores, which dealt in new and used articles of clothing, miscellaneous household items, furniture, bric-a-brac and antiques at discounted prices. In 2001, the Company operated six thrift stores, all of which were located in Florida. These and all of the Company's other business units were sold on August 27, 2001, in a transaction involving the sale of substantially all of the Company's assets to Thrift Ventures Inc. ("Thrift Ventures"), a corporation controlled by the Company's then principal shareholder, in exchange for a note payable equal to $1,175,000. From August 27, 2001 through October 28, 2002, the Company had no operating business unit or subsidiaries.

     On October 28, 2002, the Company's then principal shareholder, Marc Douglas, entered into a stock purchase agreement pursuant to which Mr. Douglas agreed to sell, through a series of transactions, all 250,000 shares of the Company's Series A Preferred Stock (the "Preferred Stock") owned by him in exchange for a promissory note to Mr. Douglas in the principal amount of $150,000 due 120 days from the closing. This $150,000 promissory was not a liability of the Company. The Preferred Stock sold by Mr. Douglas represented 100% of the outstanding Preferred Stock and, after cancellation of the 156,717 shares of Common Stock owned by Mr. Douglas and his affiliates as discussed below, represented 56% of the voting control of the Company at that time.

     In conjunction with the sale of Mr. Douglas' Preferred Stock, the then current directors of the Company agreed to resign from the Board and William
Michael Sessions and John W. Meyers, the ultimate purchasers of Mr. Douglas' Preferred Stock, became the Company's new officers and directors. Mr. Sessions was appointed to serve as the Company's CEO and Secretary and Mr. Meyers was appointed to serve as the Company's COO and Treasurer.

     In connection with the sale of his Preferred Stock, Mr. Douglas has also agreed to cancel the 156,717 shares of the Company's Common Stock and all options and warrants to acquire the Company's Common Stock owned by him and his affiliates. These shares of common stock were cancelled on March 6, 2003. Pursuant to the agreement, the Company assigned to Mr. Douglas and his affiliates $675,000 of the outstanding principal balance of the $1,175,000 Purchase Note payable to the Company by an entity controlled by Mr. Douglas. In connection with this transaction, the Company entered into a five-year consulting agreement with Mr. Douglas whereby he agreed to provide the Company advice regarding strategies for development and expansion of the Company's business, including with respect to mergers and acquisitions. As compensation for his services under the consulting agreement, the Company will assign the remaining $500,000 balance of the Purchase Note to Mr. Douglas over the five-year term of the consulting agreement. This balance was written off based on management's decision not to engage Mr. Douglas for any consulting services on behalf of the Company subsequent to December 29, 2002.

     RECENT  DEVELOPMENTS

     On January 31, 2003, the Company acquired 100% of the assets and outstanding stock of Kina'ole Development Corporation, a Hawaii corporation. The Company acquired the Kina'ole shares from William Michael Sessions and John
W. Meyers. In exchange for Kina'ole's shares, the Company issued Mr. Sessions and Mr. Meyers each 250,000 shares of the Company's Series B Convertible Preferred Stock.

     The Company's Series B Convertible Preferred Stock has no voting rights. Additionally, if at any time at least 5% of Kina'ole's outstanding common stock is distributed to the Company's stockholders on a pro rata basis, then the Series B Convertible Preferred Stock shall automatically convert into that number of shares of common stock of Kina'ole equal to 90% of the then outstanding common stock of Kina'ole (after giving effect to the distribution described above and this conversion).

     Kina'ole is located in Lihue, Hawaii and was formed in June 2002 with its purpose being to provide an affordable housing option for the people of Hawaii by using manufactured homes. Through arrangements with dealerships on each Hawaiian island Kina'ole plans to sell the manufactured homes to retail customers. Kina'ole also develops subdivisions of manufactured homes and has an installation company that, as a licensed contractor, completes the foundation and site work as well as installing the manufactured homes. Kina'ole's officers and directors, W. Michael Sessions and John W. Meyers, are former officers and directors of the Company.

     On or about March 17, 2003, the Company entered into a Letter of Intent to acquire South Beach Beauties, Inc., a producer of certain retail products located in Sunrise, Florida. Under the terms of the Letter of Intent certain due diligence was to be completed by May 15, 2003, in order for the Letter of Intent to remain enforceable. The due diligence requirements under the Letter of Intent were not timely satisfied and the Letter of Intent expired with no further action being taken by the Company.

     The Company's current plans going forward are to divest Kina'ole and pursue the acquisition of undervalued and/or unused manufacturing assets. The Company has identified a number of opportunities, and is in very early discussions with potential acquisition candidates, but has not agreed to terms or entered into a binding letter of intent or similar agreement with any acquisition candidates.

CONTINUING  OPERATIONS

RESULTS  OF  OPERATIONS

Revenue

     Since the Company had no business operations during the fiscal year ended December 29, 2002, the Company had no revenues for that period, as compared to revenues of $6,199,675 generated by the six thrift stores during the fiscal year ended December 30, 2001.

Cost  of  Revenue

     Since the Company did not have any revenue for the fiscal year ended December 29, 2002, there was no cost of revenue, compared to $3,597,942 for the fiscal year ended December 30, 2001.

Gross  Profit

     There also was no gross profit for the fiscal year ended December 29, 2002, as compared to $2,601,733 gross profit generated by the six thrift stores for the fiscal year ended December 30, 2001.

Selling,  General  and  Administrative

     The selling, general and administrative expenses for the fiscal year ended December 29, 2002 were $718,442. These expenses consisted of professional fees and other costs associated with the Company's ongoing Securities and Exchange Commission reporting obligations in addition to the write off of a note receivable from a former stockholder amounting to $500,000 based on management's decision not to engage Mr. Douglas for any consulting services on behalf of the Company subsequent to December 29, 2002. This is compared to selling, general and administrative expenses of $2,909,049 for the same period in 2001. The significant decrease in selling, general and administrative expenses is due to the fact that the Company did have business operations during the fiscal year ended December 29, 2002.

Net  Losses

     The Company had a net loss of $623,525 for the fiscal year ended December 29, 2002, as compared to $101,244 for the fiscal year ended December 30, 2001. The loss for the fiscal year ended December 29, 2002 consisted of $718,442 loss from operations offset by $94,917 of interest income earned on the purchase note.

LIQUIDITY  AND  CAPITAL  REQUIREMENTS

     As of December 29, 2002, the Company had total current assets totaling $7,841, consisting of cash and cash equivalents of $4,619 and prepaid expenses of $3,222.

     The Company's current liabilities were $98,944 as of December 29, 2002, and total liabilities and stockholders' deficit amounted to $7,841.

     As of December 29, 2002, the Company has <$91,103> of negative working capital and is illiquid. The Company has suffered recurring losses from operations and currently has no ongoing business operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management believes that, based upon the current operating plan of divesting the majority of the Company's ownership of Kina'ole and pursuing the acquisition of undervalued and/or unused manufacturing assets, the Company's existing working capital will not be sufficient to fund its acquisition activities and the ongoing expenses of a reporting company through December 28, 2003. If the Company is not successful in identifying and acquiring undervalued and/or unused manufacturing assets which produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations, seek protection under existing bankruptcy laws or cease doing business. If additional funds are raised through the issuance of equity securities, the percentage of ownership of the Company's then common stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

     There can be no assurance that the Company will be able to identify and acquire undervalued and/or unused manufacturing assets which produce positive cash flows from operations or raise any additional capital necessary to achieve its current operating plan.

ITEM  7  -  FINANCIAL  STATEMENTS

     Index  to  Financial  Statements

     TMI  Holdings,  Inc.

     Independent  Auditors'  Report                                          F-1

     Balance  Sheet  as  of  December  29,2002                               F-2

     Statements  of  Operations  for  the  fiscal  years  ended
          December  29,  2002  and  December  30,  2001                      F-3

     Statements of Stockholders' <Deficit> for fiscal years ended
          December  29,  2002  and  December  30,  2001.                     F-4

     Statements  of  Cash  Flows  for  the  fiscal  years  ended
          December  29,  2002  and  December  30,  2001                F-5 - F-6

     Notes  to  Financial  Statements                                 F-7 - F-15

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors  and  Executive  Officers
-----------------------------------


     The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.




     Name                    Age        Position(s)
     ----                    ---        -----------

Scott Siegel                 49         Director, Chief Executive Officer, Chief
                                        Financial Officer, and Secretary

Neil Dolgin                  51         Director

     Mr. Siegel has been a director of the Company since March 5, 2003. Mr. Siegel has also served as Chief Executive Officer, Chief Financial Officer, and Treasurer of the Company since March 5, 2003. Mr. Siegel is the Chief Executive Officer, Secretary and Treasurer of First Aid Direct, Inc. He has been an officer and/or director of First Aid Direct, Inc. since August 1997.

     Mr. Dolgin has been a director of the Company since April 29, 2003. Mr. Dolgin is also a principal and partner at Kalmon Dolgin Affiliates, Inc., and has been since 1975. As a principal and partner at Kalmon Dolgin Affiliates, Inc., Mr. Dolgin is responsible for determining the feasibility and requirements for corporate operations throughout New York City, Long Island, New Jersey, and Miami, including office site selections, professional and support personnel selections, and financial resources planning. Mr. Dolgin received his Bachelor of Arts from University of Denver and his M.B.A. from Syracuse University.

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934
------------------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, none of the required parties are delinquent in their 16(a) filings.

Board  Meetings  and  Committees
--------------------------------

     During the fiscal year ended December 29, 2002, the Board of Directors met on one occasion and took written action on numerous other occasions. The written actions were by unanimous consent.

     There  are  no  committees  of  the  Board.

Code  of  Ethics
----------------

     Since the Company has recently undergone several changes in its executive and director positions, the Company has not yet adopted a code of ethics to outline the Company's expectations as they relate to honest and ethical conduct of its officers. However, the Company intends to draft and approve a code of ethics in the near future.

ITEM  10  -  EXECUTIVE  COMPENSATION

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 29, 2002, December 30, 2001, and December 31, 2000. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                              SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                                  LONG TERM COMPENSATION
                                -------------------------------------      --------------------------------------------------------
                                                                                     AWARDS                      PAYOUTS
                                                                           ----------------------------    ------------------------
                                                                            RESTRICTED     SECURITIES
                                                         OTHER ANNUAL         STOCK        UNDERLYING      LTIP      ALL OTHER
NAME AND PRINCIPAL                  SALARY     BONUS     COMPENSATION         AWARDS ($)  OPTIONS SARS    PAYOUTS   COMPENSATION
POSITION                   YEAR      ($)        ($)          ($)                              (#)           ($)         ($)


Scott Siegel(1)            2003      -0-        -0-           -0-               -0-           -0-           -0-         -0-

W. Michael Sessions        2002      -0-        -0-           -0-               -0-           -0-           -0-         -0-
(2)
John W. Melyers (3)        2002      -0-        -0-           -0-               -0-           -0-           -0-         -0-

Marc Douglas (4)           2002      -0-        -0-         25,000              -0-           -0-           -0-       25,000(5)

                           2001    286,347      -0-           -0-               -0-           -0-           -0-         -0-

                           2000    382,130     82,294      167,779              -0-           -0-           -0-         -0-

Ileen Little(6)            2001     59,200      7,000      -0-(7)               -0-          25,000         -0-         -0-

                           2000    136,400      7,000      -0-(7)               -0-          20,000         -0-         -0-

Stephen L. Wiley(8)        2001     65,385      -0-        -0-(7)               -0-          25,000         -0-         -0-

                           2000    133,691      -0-        -0-(7)               -0-           -0-           -0-         -0-

     (1) Mr. Siegel was appointed as a Director and as Chief Executive Officer, Chief Financial Officer, and Secretary of the Company on March 5, 2003.

     (2) On March 5, 2003, Mr. Sessions resigned as President and Secretary of the Company.

     (3) On March 5, 2003, Mr. Meyers resigned as President and Secretary of the Company.

     (4) On November 7, 2002, Mr. Douglas resigned from all positions he held at the Company.

     (5) The Company agreed to pay Thrift Ventures, Inc., an entity controlled by Mr. Douglas, $5,000 per month pursuant to an agreement with Thrift Ventures, Inc. and Mr. Douglas whereby they agreed to continue providing certain services to the Company after the Company sold its business units in August 27, 2001, including office space, accounting and bookkeeping services, and providing assistance with possible acquisition candidates. For the fiscal year ended December 29, 2002, the Company was obligated to pay Thrift Ventures, Inc. approximately $25,000 for these services.

     (6) Ms. Little resigned as the Company's Vice President and Secretary following the sale of the Company's business units on August 27, 2001.

     (7) Perquisites and other personal benefits paid to the indicated Named Executive Officers for the applicable periods did not exceed 10% of the total of annual salary and bonus reported.

     (8) Mr. Wiley resigned as the Company's Chief Financial Officer following the sale of the Company's business units on August 27, 2001.


                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                             (INDIVIDUAL GRANTS)

                                            PERCENT OF TOTAL
                   NUMBER OF SECURITIES      OPTIONS/SARS
                       UNDERLYING               GRANTED                      EXERCISE OR
                   OPTIONS/SARS GRANTED   TO EMPLOYEES IN FISCAL             BASE PRICE
NAME                      (#)                     YEAR                         ($/SH)                    EXPIRATION DATE

Scott Siegel              -0-                     N/A                            N/A                           N/A
W. Michael Sessions       -0-                     N/A                            N/A                           N/A
John W. Meyers            -0-                     N/A                            N/A                           N/A
Marc Douglas              -0-                     N/A                            N/A                           N/A
Jay M. Haft              2,000                    50%                          Variable*                      2007*
Howard L. Rothchild      2,000                    50%                          Variable*                      2007*


     * During fiscal year ended December 29, 2002, Mr. Haft and Mr. Rothchild were issued options to purchase common stock of the Company as follows:
     1,000 each on March 31, 2002 at an exercise price of $0.50; 500 each on June 30, 2002 at an exercise price of $0.70; and 500 each on September 29, 2002 at an exercise price of $0.40. All of these options expire five years from the date of the grant.


                            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                        AND FY-END OPTION/SAR VALUES

                                                                                              VALUE OF UNEXERCISED
                                                                  NUMBER OF UNEXERCISED          IN-THE-MONEY
                                                                SECURITIES UNDERLYING          OPTION/SARS
                     SHARES ACQUIRED ON                         OPTIONS/SARS AT FY-END (#)        AT FY-END ($)
NAME                    EXERCISE ($)                            EXERCISABLE/UNEXERCISABLE             ($)
                                           VALUE REALIZED ($)                               EXERCISABLE/UNEXERCISABLE

Scott Siegel                -0-                    N/A                    N/A                         N/A

W. Michael Sessions         -0-                    N/A                    N/A                         N/A

John W. Meyers              -0-                    N/A                    N/A                         N/A

Marc Douglas                -0-                    N/A                    N/A                         N/A


COMPENSATION  OF  DIRECTORS

     During fiscal year ended December 29, 2002, two of the former Directors of the Company each received options to purchase 2,000 shares of the Company's common stock as compensation for serving on the Board of Directors. The current Directors of the Company receive no compensation as a Director but they are entitled to reimbursement for their travel expenses. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors.

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth, as of April 29, 2003, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.







                                  Common Stock
                                 --------------


                Name and Address of                     Amount and Nature of       Percent
                                                                                   ------------
Title of Class  Beneficial Owner (1)                    Beneficial Ownership       of Class (2)
--------------  --------------------                    --------------------       ------------

Common
Stock           Scott Siegel(3)                                    1,050,000(4)        73%

Common
Stock           Neil Dolgin(5)                                             0          0.0%


Common          All officers and directors as a group
Stock           (2 persons)                                        1,050,000           73%

     (1) Unless otherwise noted, the address of each beneficial owner is c/o TMI Holdings, Inc., 11924 Forest Hill Blvd., Suite 22-204, Wellington Florida 33414.

     (2)  Based  on  1,489,675  shares  outstanding  as  of  April  29,  2003.

     (3) Mr. Siegel is a Director of the Company and the Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

     (4)  Only 1,000,000 shares have been issued to date.

     (5)  Mr.  Dolgin  is  a  Director  of  the  Company.





                                      Series A Preferred Stock(1)
                                      ---------------------------
                             Name and Address of                     Amount and Nature of       Percent
Title of Class               Beneficial Owner(2)                     Beneficial Ownership       of Class
--------------               -------------------                     --------------------       --------

Series A
Preferred                    Scott Siegel(3)                                 250,000              100%

Series A
Preferred                    Neil Dolgin(4)                                     -0-                0%

Series A                     All officers and directors as a group
Preferred                    (2 persons)                                     250,000              100%

     (1) Each Share of Series A Preferred Stock has 10 to 1 voting rights on any matters properly brought before the shareholders of the Company for a vote. Shares of Series A Preferred Stock do not have conversion rights.

     (2) Unless otherwise noted, the address of each beneficial owner is c/o TMI Holdings, Inc., 11924 Forest Hill Blvd., Suite 22-204, Wellington Florida 33414.

     (3) Mr. Siegel is a Director of the Company and the Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

     (4)  Mr.  Dolgin  is  a  Director  of  the  Company.


                                   Series B Preferred Stock(1)
                                   ---------------------------
                             Name and Address of                     Amount and Nature of       Percent
Title of Class               Beneficial Owner(2)                     Beneficial Ownership      of Class
--------------               -------------------                     --------------------      --------

Series B
Preferred                    W. Michael Sessions                             250,000             50%

Series B
Preferred                    John W. Meyers                                  250,000             50%

Series B
Preferred                    Scott Siegel(3)                                    -0-               0%

Series B
Preferred                    Neil Dolgin(4)                                     -0-               0%

Series B                     All officers and directors as a group
Preferred                    (2 persons)                                         0                0%

     (1) The creation of a class of Series B Preferred Stock, with 500,000 shares authorized, was approved by the Company's board of directors on January 31, 2003. Shares of Series B Preferred Stock do not have voting rights.

     (2) Unless otherwise noted, the address of each beneficial owner is c/o TMI Holdings, Inc., 11924 Forest Hill Blvd., Suite 22-204, Wellington Florida 33414.

     (3) Mr. Siegel is a Director of the Company and the Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

     (4)  Mr.  Dolgin  is  a  Director  of  the  Company.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Certain  Relationships  and  Related  Transactions
--------------------------------------------------

Marc  Douglas  Stock  Sale

     On October 28, 2002, the Company's then-principal stockholder, Marc Douglas, entered into a stock purchase agreement pursuant to which Mr. Douglas agreed to sell, through a series of transactions, all 250,000 shares of the Company's Series A Preferred Stock (the "Preferred Stock") owned by him and to cancel 156,717 shares of common stock owned by him in exchange for a promissory note to Mr. Douglas in the principal amount of $150,000 due 120 days from the closing. The Preferred Stock sold by Mr. Douglas represented 100% of the outstanding Series A Preferred Stock and, after cancellation of the 156,717 shares of Common Stock owned by Mr. Douglas and his affiliates as discussed below, represented 56% of the voting control of the Company. The closing for the sale took place upon the satisfaction of all closing conditions on December 18, 2002.

     In conjunction with the sale of Mr. Douglas' Preferred Stock, the then-current directors of the Company resigned from the Board and William Michael Sessions and John W. Meyers were appointed to the Board. In addition, Mr. Sessions was appointed to serve as the Company's CEO and Secretary and Mr. Meyers was appointed to serve as the Company's COO and Treasurer.

     In connection with the sale of his Preferred Stock, Mr. Douglas also cancelled 156,717 shares of the Company's Common Stock and 60,500 options and warrants to acquire the Company's Common Stock owned by him and his affiliates. The Company's new Board of Directors assigned to Mr. Douglas and his affiliates $675,000 of the outstanding principal balance of the $1,175,000 Purchase Note payable to the Company by an entity controlled by Mr. Douglas. In connection with this transaction, the Company entered into a five-year consulting agreement with Mr. Douglas whereby he agreed to provide the Company advice regarding strategies for development and expansion of the Company's business, including with respect to mergers and acquisitions, in exchange for the consulting agreement. The Company has written off the remaining $500,000 of the note receivable from the former stockholder as of December 29, 2002. This balance was written off based on management's decision not to engage Mr. Douglas for any consulting services on behalf of the Company subsequent to December 29, 2002.

     As a result of this transaction there was both a change of voting control of the Company and a change in its management, including its Board of Directors.

Thrift  Ventures,  Inc.'s  Services.

     In August 2001, The Company agreed to pay Thrift Ventures, Inc., an entity controlled by Mr. Douglas, the Company's past officer and director, $5,000 per month in agreement for Thrift Ventures, Inc.'s and Mr. Douglas' agreement to continue providing certain services to the Company after the Company sold its business units in August 27, 2001, including office space, accounting and bookkeeping services, and providing assistance with possible acquisition candidates. For the fiscal year ended December 29, 2002, the Company was obligated to pay Thrift Ventures, Inc. approximately $45,000 for these services.

Thrift  Venture,  Inc.'s  Prepayment  Under  Payment  Note

     On October 24, 2002, the Company issued 41,667 shares of the Company's common stock, with restrictive legend, to Marc Douglas ("Douglas"). The Company's board of directors approved this issuance during the second quarter of fiscal year ended December 29, 2002. This issuance was made pursuant to an agreement entered into in May 2002, between the Company and Thrift Ventures, Inc., a company controlled by Douglas, a then officer and director of the Company, whereby Thrift Ventures, Inc. agreed to prepay an initial interest payment of $98,926 on a Purchase Note between the Company and Thrift Ventures, Inc. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Kina'ole  Development  Corporation

     On January 31, 2003, TMI Holdings, Inc. (the "Company") acquired 100% of the outstanding stock of Kina'ole Development Corporation ("Kina'ole"), a Hawaii corporation. Kina'ole is located in Lihue, Hawaii, and through arrangements with dealerships on each Hawaiian island Kina'ole, plans to sell manufactured homes to retail customers. Due to the inherent uncertainity in the housing market there is no guarantee that Kina'ole will be successful in producing manufactured homes and/or finding suitable locations for their installation. The Company acquired the Kina'ole shares from William Michael Sessions and John
W. Meyers, both of whom were officers and directors of the Company at the time of the transaction. In exchange for Kina'ole's shares, the Company issued Mr. Sessions and Mr. Meyers each 250,000 shares of the Company's Series B Convertible Preferred Stock.

     The Company's Series B Convertible Preferred Stock has no voting rights. Additionally, if at any time, at least 5% of Kina'ole's outstanding common stock is distributed to the Company's stockholders on a pro rata basis, then the Series B Convertible Preferred Stock shall automatically convert into that number of shares of common stock of Kina'ole equal to 90% of the then outstanding common stock of Kina'ole (after giving effect to the distribution described above and this conversion).

Scott  Siegel

     On February 21, 2003, the Company entered into a Stock Purchase Agreement with its then-current directors, Mr. W. Michael Sessions and John W. Meyers, and Mr. Scott Siegel, whereby the Company agreed to issue 1,050,000 shares of common stock (1,000,000 has been issued to date) to Mr. Siegel, and Mr. Sessions and Mr. Meyers transferred 250,000 shares of Series A Preferred Stock to Mr. Siegel, all in exchange for Mr. Siegel agreeing to pay approximately $72,500 in outstanding Company liabilities and $150,000 for outstanding amounts owed by Mr. Sessions and Mr. Meyers to Marc Douglas. On March 5, 2003, Mr. Sessions and Mr. Meyers resigned as directors of the Company and Mr. Siegel, who was not a related party to the Company at the time of the transaction, became an officer and director of the Company on March 5, 2003.

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)     EXHIBITS


     EXHIBIT  NO.          DESCRIPTION
     ---------------------------------

     3.1(1)    Certificate  of  Incorporation,  as  amended, of the Registrant.

     3.2(1)    Bylaws  of  the  Registrant

     99.1      Chief Executive Officer and Chief Financial Officer Certification
                Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
     (1)     Incorporated  by  reference  from  the  exhibits  to  the Company's
Registration  Statement  on  Form  SB-2  (File  No.  333-5190-A).

     (B)     REPORTS  ON  FORM  8-K

     On February 11, 2003, the Company filed a Report on Form 8-K regarding the Company's acquisition of 100% of the outstanding stock of Kina'ole Development Corp. In this Form 8-K the Company stated it would be filing a subsequent Report on Form 8-K, which would include audited historical and pro forma financial statements for Kina'ole. The Company has not yet filed the Form 8-K with the audited historical and pro forma financial statement for Kina'ole.

ITEM  14  -  CONTROLS  AND  PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of The Securities Act of 1993, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                              TMI HOLDINGS, INC.


Dated:  May  23,  2003                              By:  /s/ Scott Siegel
                                                         -----------------------
                                                                    Scott Siegel
                                                        Chief Executive Officer,
                                             Chief Financial Officer, Secretary,
                                                                    and Director


     In accordance with The Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Dated:  May  23,  2003                              By:  /s/ Neil Dolgin
                                                         -----------------------
                                                                     Neil Dolgin
                                                                        Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER

     I, Scott Siegel, Chief Executive Officer and Chief Financial Officer of the registrant, certify that:

1.     I  have reviewed this annual report on Form 10-KSB of TMI Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's certifying officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

          (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls;

6. The registrant's certifying officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     May  23,  2003
                                                  /s/ Scott Siegel
                                                ________________________________
                                                Scott  Siegel
                                                Chief  Executive  Officer, Chief
                                                Financial  Officer,  Secretary
                                                and  Director

                          INDEPENDENT AUDITORS' REPORT

TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF  TMI  HOLDINGS,  INC.

We have audited the accompanying balance sheet of TMI Holdings, Inc., (formerly Thrift Management, Inc.) as of December 29, 2002 and the related statements of operations, stockholders' deficit, and cash flows for the fiscal years ended December 29, 2002 and December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMI Holdings, Inc., as of December 29, 2002, and the results of its operations and its cash flows for the fiscal years ended December 29, 2002 and December 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that TMI Holdings, Inc., will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a stockholders' deficit, and currently has no ongoing business activities. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                     /s/ Berkowitz Dick Pollack & Brant LLP




Fort  Lauderdale,  Florida,
May  23,  2003.


                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)


                                  BALANCE SHEET


                                                               December 29, 2002
                                                               -----------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                   $     4,619
     Prepaid expenses                                                  3,222
                                                                 -----------

         TOTAL ASSETS                                            $     7,841
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accrued expenses                                            $    98,944
                                                                 -----------
         TOTAL CURRENT LIABILITIES                                    98,944
                                                                 -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock:  $.01 par value, authorized 1,500,000
         shares, issued and outstanding 250,000 shares                 2,500
     Common stock:  $.10 par value, authorized 1,500,000
         shares, issued and outstanding 189,671 shares                18,967
     Additional paid-in-capital                                    3,833,593
     Accumulated deficit                                          (3,946,163)
                                                                 -----------
         TOTAL STOCKHOLDERS' DEFICIT                                 (91,103)
                                                                 -----------
         TOTAL LIABILITIES AND
              STOCKHOLDERS' DEFICIT                              $     7,841
                                                                 ===========



See accompanying notes.


                               TMI HOLDINGS, INC.
                       (FORMERLY THRIFT MANAGEMENT, INC.)


                            STATEMENTS OF OPERATIONS


                                                              FISCAL
                                                  -----------------------------
                                                      2002              2001
                                                  -----------       -----------
Net sales                                         $        --       $ 6,199,675

Cost of goods sold                                         --         3,597,942
                                                  -----------       -----------

GROSS PROFIT                                               --         2,601,733

Selling, general and administrative expenses          218,442         2,909,049

Write off of note receivable from
   former stockholder                                 500,000                --
                                                  -----------       -----------

(LOSS) FROM OPERATIONS                               (718,442)         (307,316)

Loss on disposal of fixed assets                           --          (138,336)
Interest expense                                           --           (27,092)
Interest income                                        94,917            51,948
                                                  -----------       -----------

(LOSS) BEFORE PROVISION FOR INCOME
         TAXES AND EXTRAORDINARY ITEM                (623,525)         (420,796)

Provision for income taxes                                 --           (89,000)
                                                  -----------       -----------

(LOSS) BEFORE
         EXTRAORDINARY ITEM                          (623,525)         (509,796)

Extraordinary gain on convertible
   debenture settlement                                    --           408,552
                                                  -----------       -----------

         NET (LOSS)                               $  (623,525)      $ (101,244)
                                                  ===========       ===========

Basic and diluted (loss) per share:
         (Loss) before extraordinary item         $    (1.96)      $      (1.70)
         Extraordinary item                                --              1.36
                                                  -----------       -----------
                  Net (loss) per share            $    (1.96)      $     (0.34)
                                                  ===========       ===========

Weighted average number of shares:
         Basic and diluted                            317,844           300,106
                                                  ===========       ===========


See accompanying notes.


                                                   TMI HOLDINGS, INC.

                                           (FORMERLY THRIFT MANAGEMENT, INC.)

                                           STATEMENTS OF STOCKHOLDERS' DEFICIT




                               PREFERRED STOCK           COMMON STOCK         Additional
                              --------------------     ------------------      Paid-in     Accumulated   Stockholders'
                              Shares        Amount     Shares      Amount      Capital        Deficit        Deficit
                              ------        ------     ------      ------     ----------   ------------  --------------

Balance, fiscal 2000          250,000      $2,500       284,721    $28,472      $4,056,499   $(3,221,394)    $  866,077

Common Stock issued on
  convertible debenture
  settlement agreement           --          --        20,000       2,000         30,000            --           32,000

Capital contribution on
  sale of business units         --          --           --         --          385,589            --          385,589


Net (loss) for fiscal 2001       --          --           --         --             --         (101,244)       (101,244)
                              -------     ------     ---------     -------     ----------   -----------     ------------
Balance, fiscal 2001          250,000      2,500       304,721      30,472      4,472,088    (3,322,638)       1,182,422

Common Stock issued               --         --        41,667       4,167         20,833           --             25,000

Common Stock cancelled            --         --      (156,717)    (15,672)      (659,328)          --          (675,000)

Net (loss) for fiscal 2002        --         --           --          --            --         (623,525)       (623,525)
                              -------     ------     ---------     -------     ----------   -----------      -----------
Balance, fiscal 2002          250,000     $2,500       189,671     $18,967     $3,833,593   $(3,946,163)   $    (91,103)
                              =======     ======     =========     =======     ==========   ===========    =============



See accompanying notes.


                                           TMI HOLDINGS, INC.
                                  (FORMERLY THRIFT MANAGEMENT, INC.)


                                      STATEMENTS OF CASH FLOWS

                                                                                                FISCAL
                                                                                    -----------------------------
                                                                                         2002              2001
                                                                                    -----------       -----------
Cash flows from operating activities:
     Net (loss)                                                                     $  (623,525)      $  (101,244)
     Adjustments to reconcile net (loss) to net cash (used in)
         provided by operating activities:
              Write off of note receivable from former stockholder                      500,000                --
              Deferred income tax                                                            --            89,000
              Depreciation and amortization                                                  --            96,566
              Loss on disposal of fixed assets                                               --           138,336
              Amortization of prepaid consulting expenses paid
                    with common stock and warrants                                           --            86,327
              Extraordinary gain on convertible debenture settlement                         --          (408,552)

Changes in assets and liabilities:
     Decrease in merchandise inventories                                                     --            68,784
     Decrease (increase) in escrow receivable                                            25,000           (25,000)
     Decrease (increase) in stockholder interest receivable                              32,979           (32,979)
     Decrease (increase) in prepaid expenses                                                792           (57,969)
     Increase in accounts payable                                                            --           134,946
     Increase in accrued expenses                                                        16,573            27,986

                                                                                    -----------       -----------
         Total adjustments                                                              575,344           117,445
                                                                                    -----------       -----------

NET CASH (USED IN) PROVIDED BY OPERATING
     ACTIVITIES                                                                         (48,181)           16,201
                                                                                    -----------       -----------

Cash flows from investing activities:
     Purchase of property and equipment                                                      --           (15,958)
     Proceeds from disposal of fixed assets                                                  --             8,000
     Payment in connection with the sale of business units                                   --          (147,197)
                                                                                    -----------       -----------

NET CASH (USED IN) INVESTING ACTIVITIES                                                      --          (155,155)
                                                                                    -----------       ------------

Cash flows from financing activities:
     Common shares issued                                                                25,000                --
     Cash payment - convertible debenture settlement                                         --          (200,000)
     Cash payment - notes                                                                    --           (30,082)
                                                                                    -----------       -----------

NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES                                                                          25,000         (230,082)
                                                                                    -----------       -----------

     NET (DECREASE) IN CASH                                                             (23,181)         (369,036)

CASH AND CASH EQUIVALENTS - BEGINNING OF
     PERIOD                                                                              27,800           396,836
                                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $     4,619       $    27,800
                                                                                    ===========       ===========




                                            TMI HOLDINGS, INC.
                                    (FORMERLY THRIFT MANAGEMENT, INC.)


                                        STATEMENTS OF CASH FLOWS


                                                                                                  FISCAL
                                                                                      -----------------------------
                                                                                          2002              2001
                                                                                      -----------       -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
         INFORMATION:

     Cash paid during the period for
         Interest                                                                     $        --       $     9,639
                                                                                      ===========       ===========
         Income taxes                                                                 $        --       $        --
                                                                                      ===========       ===========

SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:

     During fiscal 2001, the Company sold the assets and liabilities of its business units for a note receivable amounting to $1,175,000. In conjunction with the sale, net assets and liabilities were sold as follows:

     Assets  sold  in  connection  with  the  sale  of business units                 $ 1,548,124

     Liabilities  assumed  in  connection  with  the  sale  of
               business units                                                           (905,910)

     Stockholder  note  receivable  recorded                                          (1,175,000)
                                                                                       ----------

     Capital contribution from Stockholder                                              (532,786)

     Less cash payment to stockholder in connection with
               the sale of the business units                                            147,197
                                                                                      -----------
     Capital contribution recorded
               related to the sale of the business units                              $  (385,589)
                                                                                      ===========


During fiscal 2002, the Company exchanged a note receivable amounting to $675,000 (obtained in conjunction with the sale of its business units) for 156,717 shares of common stock:

     Note receivable                                                                  $   675,000
                                                                                      -----------

     156,717 shares of common stock ($.10 par value per share)                             15,672

     Paid-in capital                                                                      659,328
                                                                                      -----------
                                                                                      $   675,000
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

NOTE  2  -  GOING  CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $624,000 and $101,000 for the fiscal years ended December 29, 2002 and December 30, 2001, and has negative working capital amounting to approximately $91,000 at December 29, 2002.

The Company has suffered recurring losses from operations, has stockholders' deficit and currently has no ongoing business operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that, based upon the current operating plan of divesting the majority of the Company's ownership of Kina'ole (Note 8) and pursuing the acquisition of undervalued and/or unused manufacturing assets, the Company's existing working capital will not be sufficient to fund its acquisition activities and the ongoing expenses of a reporting company through December 28, 2003. If the Company is not successful in identifying and acquiring undervalued and/or unused manufacturing assets which produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations, seek protection under existing bankruptcy laws or cease doing business. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

There can be no assurance that the Company will be able to identify and acquire undervalued and/or unused manufacturing assets which produce positive cash flows from operations or raise any required capital necessary to achieve its current operating plan.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS OF PRESENTATION: The financial statements for fiscal 2001 included the accounts of the Company and its wholly owned subsidiaries through August 27, 2001, the date the subsidiaries were sold. All inter-company accounts and transactions have been eliminated.

ACCOUNTING PERIOD: The Company's fiscal year is the 52-53 week period ending on the Sunday closest to December 31. Fiscal 2002 and 2001 included a 52-week period. Consequently, the Company's fiscal 2002 and 2001 years encompassed the periods of December 31, 2001 through December 29, 2002 and January 1, 2001 through December 30, 2001, respectively.

STOCK SPLIT: Effective January 27, 2003, the Company's common stock underwent a 1 for 10 reverse stock split. The effect of the reverse stock split has been retroactively reflected in the financial statements for all fiscal periods presented.

EQUIPMENT, FIXTURES AND IMPROVEMENTS: Equipment, fixtures and improvements were recorded at the lower of cost or estimated fair value. Depreciation was provided using the straight-line method over the estimated useful lives (5-10 years) of the related assets. Leasehold improvements were amortized over the lesser of the related lease terms including options or the estimated useful lives of the improvements. Maintenance and repairs are charged to operations as incurred. For fiscal 2002 and 2001, depreciation and amortization expenses amounted to approximately $0 and $97,000, respectively.

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

FAIR VALUE DISCLOSURES: The carrying value of cash, prepaid expenses and accrued expenses are a reasonable estimate of their fair value.

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

ADVERTISING COSTS: The Company expenses all advertising costs as they are incurred. Total advertising costs for fiscal 2002 and 2001 were approximately $0 and $16,200, respectively.

USE OF ACCOUNTING ESTIMATES: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS: In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB Statement No. 145 updates, clarifies, and simplifies existing accounting pronouncements. The adoption of FASB Statement No. 145 has not had a material impact on the Company's financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which supercedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FASB Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt FASB No. 146 for exit or disposal activities that are initiated after December 31, 2002. This Statement is not expected to have an impact on the Company's financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure." FASB Statement No. 148 amends FASB Statement 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB Statement No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted FASB Statement No. 148 effective December 1, 2002 and has provided the disclosures required under FASB Statement No. 148 as follows:

     The fair value of options granted was estimated at the date of grant using the Black-Scholes Valuation Method with the following assumptions; risk free interest rate of approximately 8% and 7 % for fiscal 2002 and 2001, respectively, no expected dividends, weighted average expected life of 5 years for fiscal 2002 and fiscal 2001, and volatility ranging from .28% to .38% and .09% to .38% for fiscal 2002 and 2001, respectively.

     The Company applies APB No. 25 and related interpretations in accounting for stock options granted to employees. Had compensation cost been recognized consistent with SFAS No. 123, the Company's net loss, net loss attributable to common shareholders, net loss per common share, and net loss attributable to common shareholders per share would have been reduced to the pro forma amounts indicated below.




                                                               Fiscal
                                                          2002           2001
                                                       ------------------------
Net loss, as reported                                  $(623,525)   $ (101,244)
Pro-forma net loss                                     $(624,337)   $ (129,401)
Pro-forma net loss per common share
   (basic and diluted)                                 $   (1.96)   $    (0.43)



NOTE  4  -  SALE  OF  BUSINESS  UNITS

During fiscal 2001, the Company's stockholders approved (with all the shares held by the President and his affiliates voting with the majority of all other outstanding shares) the sale of substantially all of the net assets used by the Company in the conduct of its retail thrift store and charitable donation collection business and its web-site in development (the "Business Units") to Thrift Ventures Inc. ("Thrift Ventures"), a newly formed corporation owned by Marc Douglas, the Company's former principal stockholder, former Chairman of the Board, former Chief Executive Officer and former President. On August 27, 2001, the Company closed the sale of the Business Units to Thrift Ventures. As consideration for the purchase of these Business Units, Thrift Ventures paid to the Company $1,175,000 in the form of a three-year promissory note (the "Purchase Note") bearing interest at the rate of 8.0% per annum. The principal amount of the note is payable in installments beginning on the second anniversary date of the note. Accrued interest is payable in quarterly installments beginning on the first anniversary date of the note. The note is secured by a security interest in the Business Units sold. The excess of the purchase price of the Business Units over the carrying value of such Business Units amounted to $385,589 and has been accounted for as a capital contribution in the accompanying balance sheet and statement of stockholders' deficit (see
Note  6).


NOTE  5  -  INCOME  TAXES

The  provision  for  income  taxes  includes  the  following  components:




                                                                       FISCAL
                                                           ------------------------------
                                                                2002               2001
                                                           -----------        -----------
Current:
   Federal                                                 $        --        $        --
   State                                                            --                 --
                                                           -----------        -----------
                                                                                       --
Deferred:
   Federal                                                          --             80,000
   State                                                            --              9,000
                                                           -----------        -----------
                                                                    --             89,000
                                                           -----------        -----------
Total provision                                            $        --        $    89,000
                                                           ===========        ===========


Deferred tax (assets) liabilities are comprised of the following:


                                                                       FISCAL
                                                           ------------------------------
                                                                2002              2001
                                                           -----------        -----------

Federal net operating loss carryforward                    $  (128,000)       $   (83,000)

State net operating loss carryforward                          (21,000)           (14,000)
                                                           -----------        ------------

Net deferred tax asset                                        (149,000)           (97,000)
                                                           -----------        -----------

Valuation allowance                                            149,000             97,000
                                                           -----------        -----------

Net deferred tax asset                                     $        --        $        --
                                                           ===========        ===========



   A reconciliation of income tax computed at the Company's statutory rate to income tax computed at the Company's effective rate is as follows:



                                                                       FISCAL
                                                           ------------------------------
                                                               2002               2001
                                                           -----------        -----------

U.S. federal income tax (benefit)
    computed at statutory rate                             $   (42,000)       $    (4,000)

State income tax (benefit), net of federal
    income tax (benefit)                                        (7,000)            (1,000)

Other                                                           (3,000)            19,000

Valuation allowance                                             52,000             75,000
                                                           -----------        -----------
                                                           $        --        $    89,000
                                                           ===========        ===========


The Company has a net operating loss carryforward of approximately $394,000, which expires at various dates through 2022 to offset taxable income. The Company has placed a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and the level of valuation allowance. On August 27, 2001, approximately $750,000 of the recorded valuation allowance was transferred to Thrift Ventures in connection with the sale of the Business Units. Additionally, an adjustment was recorded in the fourth quarter of the fiscal year ending in 2001, increasing the allowance by $95,000. At such time as it is determined that it is more likely than not that these deferred tax assets are realizable, the valuation allowance will be reduced.

Subsequent to December 29, 2002, certain equity transactions resulted in a change in control for federal income tax purposes, which limits the annual usage of the Company's net operating loss carryforward. These limitations have not been calculated as of May 23, 2003.

NOTE  6  --  STOCKHOLDERS'  DEFICIT

SERIES A PREFERRED STOCK: The holder of the Company's preferred stock is entitled to vote with the holders of the common stock on all matters, except as required by law, with each share of preferred stock currently outstanding having 10 votes. The preferred stock has a liquidation preference of $.10 per share over the common stock. The preferred stock does not provide for the payment of a stated rate of dividends, is not convertible into common stock and is not mandatorily redeemable by the Company.

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

On March 16, 2001, the Company entered into a settlement agreement which provides for the dismissal of the lawsuit, without prejudice, in exchange for the payment by the Company of $200,000 cash, the issuance of 20,000 shares of common stock valued at $32,000 (the fair market value as of March 16, 2001) and the delivery of a three-year 10% promissory note in the principal amount of $300,000 secured by a security interest in the Company's inventory and guaranteed by the Company's President. As a result of the settlement, the debenture was deemed paid in full and satisfied. In connection with the sale of the Business Units, Thrift Ventures assumed the obligation to pay the promissory note.

In consideration for personally guaranteeing the promissory note, the Company's Board of Directors granted the President five-year warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $.625 per share (the fair market value of the common stock as of March 16, 2001).

All remaining capitalized expenses related to the Debenture not amortized (which totaled $130,410) were included in the calculation of the gain on the debenture settlement. The gain on the debenture settlement amounted to $408,552.

STOCK GRANTED TO MARC DOUGLAS: In May 2002, Thrift Ventures agreed to prepay the initial interest payment of $98,926 on the Purchase Note in four equal monthly installments beginning on May 31, 2002 and ending on August 27, 2002, the original due date of the initial interest payment. Thrift Ventures agreed to this prepayment in order to provide the Company with additional working capital with which to pay its ongoing expenses from the Company's public company reporting requirements and other related corporate expenses. In consideration of his agreement to make the prepayment, the Company's Board of Directors granted to Marc Douglas ("Douglas"), the controlling stockholder of Thrift Ventures and the Company's former principal shareholder, 41,667 shares of the Company's Common Stock, which had a fair value as of the date of grant (March 15, 2002) of $.60 per share.

MARC DOUGLAS STOCK SALE: On October 28, 2002, the Company's then-majority stockholder, Marc Douglas, entered into a Stock Purchase Agreement pursuant to which Douglas agreed to sell, through a series of transactions, all 250,000 shares of the Company's Series A Preferred Stock (the "Preferred Stock") owned by him in exchange for a promissory note in the principal amount of $150,000 due 120 days from the closing. The Preferred Stock sold by Douglas represented 100% of the outstanding Preferred Stock. In connection with the sale of his Preferred Stock, Douglas cancelled 156,717 shares of Common Stock and 60,500 options and warrants to acquire the Company's common stock owned by Douglas and his affiliates. The Company's Board of Directors assigned to Douglas and his affiliates $675,000 of the outstanding principal balance of the $1,175,000 Purchase Note payable to the Company by an entity controlled by Douglas. In connection with this transaction, the Company entered into a five-year consulting agreement with Douglas whereby he agreed to provide the Company with advice regarding strategies for development and expansion of the Company's business, including with respect to mergers and acquisitions for the consulting agreement. The closing for the sale took place upon the satisfaction of all closing conditions on December 18, 2002. On December 29, 2002, the Company wrote off the remaining $500,000 balance of the note receivable from Douglas. This balance was written off based on management's decision not to engage
Douglas for any consulting services on behalf of the Company subsequent to December 29, 2002.

In conjunction with the sale of Douglas Preferred Stock, the then-current directors of the Company resigned from the Board and William Michael Sessions ("Sessions") and John W. Meyers ("Meyers") were appointed to the Board. In addition, Sessions was appointed to serve as the Company's CEO and Secretary and Meyers was appointed to serve as the Company's COO and Treasurer.

1996 STOCK OPTION PLAN: The Company has adopted the 1996 Stock Option Plan ("1996 Plan") under which options to acquire up to 100,000 shares of Common Stock may be granted. In 2000, the 1996 Plan was amended to increase the number of options that may be granted to 220,000. The 1996 Plan is designed to serve as an incentive for retaining qualified and competent employees, directors, consultants and independent contractors of the Company. The 1996 Plan provides for the granting of both "incentive stock options " (as defined in Section 422 of the Code) and non-statutory stock options.

The  following  summarizes  the  activity  in  the  1996  Plan:





                                                       Fiscal 2002                           Fiscal 2001
                                           ------------------------------------    ---------------------------------
                                                                  Average                              Average
                                               Shares          Exercise Price        Shares         Exercise Price
                                           ---------------    -----------------    ------------    -----------------
Stock options                                    86,408             $16.80             70,513            $28.10
Options granted                                   3,000             $ 5.00             19,600            $ 1.20
Options exercised                                    --                --                  --              --
Options cancelled                              (18,375)             $15.60             (3,705)           $35.60
Options at end of year                           71,033             $16.50             86,408            $16.80
At end of year:
Shares exercisable                               69,533             $16.80             67,008            $21.40
Weighted-average fair value of
    options granted during the year               3,000             $ 0.53                 --            $ 1.10





The Company has engaged outside legal counsel to review the Company's stock option plan and determine the legal status of all outstanding stock options as of December 29, 2002. Management and the Company will honor all outstanding stock options presented for exercise pending completion of this review. Accordingly, no actions will be taken by the Board of Directors with respect to outstanding stock options as of December 29, 2002 until this review has been completed.


NOTE  7  --  RELATED  PARTY  TRANSACTIONS

During fiscal 2001, the Company's stockholders approved (with all the shares held by the President and his affiliates voting with the majority of all other outstanding shares) the sale of the Company's Business Units to Thrift Ventures, a newly formed corporation owned by Douglas, the Company's principal stockholder, chairman of the board, Chief Executive Officer and President. On August 27, 2001, the Company closed the sale of the Business Units to Thrift Ventures. See Note 4.

During 2002, the Board of Directors agreed to begin reimbursing Thrift Ventures for certain services that had been provided to the Company on a cost-free basis since the closing of the sale of the business units. These services have to date included: (a) office space and all related amenities such as telephones, copiers, facsimile machines and office supplies; (b) all necessary accounting and bookkeeping services related to the Company's public reporting requirements;
(c) other administrative services, such as receptionist and bill-paying services; and (d) the assistance of Douglas in identifying a possible acquisition candidate for the Company, as well as negotiating a definitive agreement and completing a transaction with such an acquisition candidate. In exchange for Thrift Ventures' and Douglas' agreement to continue providing these services to the Company, the Company reimbursed Thrift Ventures $5,000 per month. During 2002, $25,000 in reimbursements for these services to the Company were offset against interest amounts due to the Company from Thrift Ventures.

NOTE  8  -  COMMITMENTS AND CONTINGENCIES

The Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition of the Company. However, in the opinion of the Company's management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position of the Company.

The Company has recently become aware that some of the payments due to Douglas under the Stock Purchase Agreement dated October 28, 2002 have not been made by the parties' responsible for those payments. Even though the Company is not a party to that Stock Purchase Agreement, and the Company has no obligations under the agreement, if Douglas brought a legal action to rescind the Stock Purchase Agreement and prevailed, then Douglas could potentially re-acquire the 156,717 shares of common stock he cancelled and re-acquire the 250,000 shares of the Company's Series A Preferred Stock, which could result in a change of voting control of the Company.

NOTE  9  -  SUBSEQUENT  EVENTS

On January 31, 2003, the Company acquired 100% of the outstanding stock of Kina'ole Development Corporation, a Hawaii corporation. Kina'ole is located in Lihue, Hawaii, and through arrangements with dealerships on each Hawaiian island, Kina'ole plans to sell manufactured homes to retail customers. The Company acquired the Kina'ole shares from Sessions and Meyers, both of whom were officers and directors of the Company at the time of the transaction. In exchange for Kina'ole's shares, the Company issued Sessions and Meyers each 250,000 shares of the Company's Series B Convertible Preferred Stock.

The Company's Series B Convertible Preferred Stock has no voting rights. Additionally, if at any time at least 5% of Kina'ole's outstanding common stock is distributed to the Company's stockholders on a pro rata basis, then the Series B Convertible Preferred Stock shall automatically convert into that number of shares of common stock of Kina'ole equal to 90% of the then outstanding common stock of Kina'ole (after giving effect to the distribution described above and this conversion).

On February 21, 2003, the Company entered into a Stock Purchase Agreement with its then-current directors, Sessions and Meyers, and Mr. Scott Siegel, whereby the Company agreed to issue 1,050,000 shares of common stock (1,000,000 has been issued to date) to Mr. Siegel, and Sessions and Meyers transferred 250,000 shares of Series A Preferred Stock to Mr. Siegel, all in exchange for Mr. Siegel agreeing to pay approximately $72,500 in outstanding Company liabilities and $150,000 for outstanding amounts owed by Sessions and Meyers to Marc Douglas. On March 5, 2003, Sessions and Meyers resigned as directors of the Company and Mr. Siegel, who was not a related party to the Company at the time of the transaction, became an officer and director of the Company on March 5, 2003.

Subsequent to year end, 250,000 shares of common stock were issued to a consultant for services performed pursuant to a verbal consulting agreement.