Form 10QSB
period 2003-03-30
TMI HOLDINGS INC/FL
filed 2003-06-17
CIK 1016611

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 000-30011

TMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0309540 (I.R.S. Employer Identification No.)
11924 Forest Hill Blvd., Suite 22-204 Wellington, FL (Address of principal executive offices)	33414 (Zip Code)

Registrant’s telephone number, including area code (954) 579-8599

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes No .

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of June 2, 2003, there were 1,439,675 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes _____ No X .

TMI HOLDINGS, INC.

TABLE OF CONTENTS

Page
PART I

PART II

Item 1	Legal Proceedings	19

Item 2	Changes in Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	20

Item 6	Exhibits and Reports on Form 8-K	20

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1    Consolidated Financial Statements

TMI HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET (Unaudited)

March 30, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,950
Restricted cash	40,964
Investment in related party joint venture	109,188
Construction in progress	483,756
Due from affiliates	40,817

TOTAL CURRENT ASSETS	681,675

DEPOSITS	3,000
FIXED ASSETS, net	3,991

TOTAL ASSETS	$688,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$69,355
Accrued expenses	199,603
Advances from officers	53,248
Related party loans	16,700
Construction loans	670,000
Payable to joint venture	41,602
Due from stockholders	800
Notes payable	5,848

TOTAL CURRENT LIABILITIES	1,057,156

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock: series "A" $.01 par value, authorized 1,500,000 shares,
issued and outstanding 250,000 shares	2,500
Preferred stock: series "B" $.01 par value, authorized, issued
and outstanding 500,000 shares	5,000

4

Common stock: $.01 par value, authorized 15,000,000 shares,
issued and outstanding 1,439,671 shares	14,397
Additional paid-in capital	4,058,886
Accumulated deficit	(4,449,273)

TOTAL STOCKHOLDERS' DEFICIT	(368,490)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$688,666

See accompanying notes.

TMI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three months ended

	March 30, 2003	March 31, 2002

NET SALES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	503,110	38,129

LOSS FROM OPERATIONS	503,110	38,129

INTEREST INCOME	-	(24,673)

LOSS BEFORE PROVISION FOR INCOME TAXES	503,110	13,456

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$503,110	$13,456

BASIC AND DILUTED LOSS PER SHARE	$0.89	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES	564,671	304,721

See accompanying notes.

TMI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three months ended

	March 30, 2003	March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(503,110)	$(13,456)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Common stock issued for consulting services	375,000	-
Changes in assets and liabilities:		-
Restricted cash	42,666	-
Receivable from affiliates	(15,260)	-
Stockholder interest receivable	-	(24,592)
Prepaid expenses	3,222	1,744
Construction in progress	(39,771)	-
Deposits	(3,000)	-
Accounts payable	29,287	-
Accrued expenses	35,020	10,336
Payable to joint venture	(27,667)	-

TOTAL ADJUSTMENTS	399,497	(12,512)

NET CASH (USED) IN OPERATING ACTIVITIES	(103,613)	(25,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for the purchase of equipment	(1,008)	-
Investment in related party joint venture	(12,518)	-
Cash acquired in the acquisition of Kina Ole Development Corp.	27,847	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	14,321	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officers	12,775	-
Loans from related party	16,700	-
Due from stockholder	800	-
Proceeds from note payable	5,848	-
Issuance of common stock	40,500	-
Capital Contributions	15,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	91,623	-

NET CHANGE IN CASH	2,331	(25,968)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	4,619	27,799

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,950	$1,831

SUPPLEMENTAL SCHEDULE OF
NON-CASH INVESTING AND FINANCING ACTIVITIES:

In connection with the acquisition of Kina Ole Development Corp.
disclosed in Note 1, assets acquired and liabilities assumed are as follows:

Assets, including cash acquired of $111,477	$972,672
Liabilities	(1,177,449)

Deficit	$(204,777)

See accompanying notes.

Notes To Consolidated Financial Statements (Unaudited)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of TMI Holdings, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and Regulation S-B and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 30, 2003 and March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 29, 2002 found in the Company’s Form 10-KSB.

Recent Accounting Pronouncements

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The required disclosures pursuant to the provisions of Statement 148 are as follows:

The weighted average fair market value per share of options vesting during the three months ended March 30, 2003 and March 31, 2002 was $.13 and $.29, respectively. The fair value of options granted was estimated at the date of grant using the Black-Scholes Valuation Method with the following assumptions; risk free interest rate of approximately 8.3%, no expected dividends, weighted average expected life of 5 to 10 years, and volatility ranging from .96 to 2.74.

The Company applies APB No. 25 and related interpretations in accounting for stock options granted to employees. Had compensation cost been recognized consistent with SFAS No. 123, the Company’s net loss, net loss attributable to common shareholders, net loss per common share, and net loss attributable to common shareholders per share would have been reduced to the pro forma amounts indicated below.

Three months ended March 30, 2003 March 31, 2002

Pro-forma net loss	$ (503,505) $ (18,750)

Pro-forma net loss per Common share	$ (0.89) $ (0.06)

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 . The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

Significant Accounting Policies for Kina’ole

Construction in Progress

Construction in progress consists of six manufactured homes on five parcels of land. Significant capitalized costs include the costs of land, pre-built manufactured homes, and loan costs and interest associated with the financing obtained for each individual project.

Investment in Related Party Joint Venture

Kina’ole accounts for its interest in its general partnership joint venture by the equity method. Under this method, Kina’ole recognizes its interest in the earnings of the joint ventures as income in Kina’ole’s income statement which is added to the investment in joint venture account on the balance sheet.

Revenue and Cost Recognition

Kina’ole recognizes revenues from the fixed-price and modified fixed-price home sales, measured by the excess home price over the combined capitalized cost of preparing and installing the homes. Revenue will be recognized upon final completion and delivery of the homes, and upon receipt of the contractual sales price. Any warranty provisions (if any) will be negotiated on a sale-by-sale basis.

The capitalized construction in process costs include all direct material and labor costs and those indirect costs related to the purchase, installation, and preparation of the manufactured homes. These costs include supplies, tools, repairs, and depreciation. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted projects are made in the period in which such losses are determined.

(2) ORGANIZATION AND BUSINESS

As a result of the sale of its business units that was completed on August 27, 2001, the Company had no subsidiaries or active business operations during the year ended December 29, 2002 and for the period ended January 31, 2003. Accordingly, the accompanying consolidated Statements of Operations for the three months ended March 30, 2003 and the accompanying Statements of Operations for the three months ended March 31, 2002 reflect none of the Company’s former business operations.

During the fourth quarter of fiscal 2002, the Company's then-majority stockholder, Marc Douglas, entered into a Stock Purchase Agreement pursuant to which Douglas agreed to sell, through a series of transactions, all 250,000 shares of the Company's Series A Preferred Stock (the "Preferred Stock") owned by him. In conjunction with the sale of the Douglas Preferred Stock, the then-current directors of the Company resigned from the Board and William Michael Sessions ("Sessions") and John W. Meyers ("Meyers") were appointed to the Board. In addition, Sessions was appointed to serve as the Company's CEO and Secretary and Meyers was appointed to serve as the Company's COO and Treasurer.

On January 31, 2003, the Company acquired 100% of the outstanding common stock of Kina'ole Development Corporation, a Hawaii corporation (“Kina'ole”). Kina'ole is located in Lihue, Hawaii, and through arrangements with dealerships on each Hawaiian island, Kina'ole plans to sell manufactured homes to retail customers. The Company acquired the Kina'ole shares from Sessions and Meyers, both of whom were officers and directors of the Company at the time of the transaction. In exchange for Kina'ole's shares, the Company issued Sessions and Meyers each 250,000 shares of the Company's Series B Convertible Preferred Stock. (See Note 3 – Acquisition of Kina’ole and Note 4 – Stockholders’ Deficit).

On February 21, 2003, the Company entered into a Stock Purchase Agreement with its then-current directors, Sessions and Meyers, and Mr. Scott Siegel, whereby the Company agreed to issue 1,050,000 shares of common stock (1,000,000 has been issued to date) to Mr. Siegel, and Sessions and Meyers transferred 250,000 shares of Series A Preferred Stock to Mr. Siegel, all in exchange for Mr. Siegel agreeing to pay approximately $72,500 in outstanding Company liabilities and $150,000 for outstanding amounts owed by Sessions and Meyers to Marc Douglas. On March 5, 2003, Sessions and Meyers resigned as directors of the Company and Mr. Siegel, who was not a related party to the Company at the time of the transaction, became an officer and director of the Company.

The Company’s current plans going forward are to divest Kina'ole and pursue the acquisition of undervalued and/or unused manufacturing assets. The Company has identified a number of opportunities, and is in very early discussions with potential acquisition candidates, but has not agreed to terms or entered into a binding letter of intent or similar agreement with any acquisition candidates.

(3) ACQUISITION OF KINA’OLE

On January 31, 2003, the Company acquired 100% of the outstanding common stock of Kina'ole in exchange for 500,000 shares of the Company's Series B Convertible Preferred Stock. The 500,000 shares of Series B Preferred Stock where considered to have no value based on the fair value of the net assets of Kina’ole at the acquisition date and the subsequent amendment of the Series B Preferred Stock, which relinquishes all voting rights retroactive to January 31, 2003. The combination was accounted for as a purchase with the results of operations of Kina’ole included in the Company’s consolidated statement of operations from the date of acquisition.

(4) STOCKHOLDERS’ DEFICIT

Effective January 27, 2003, the Company’s common stock underwent a 1 for 10 reverse stock split. The effect of the reverse stock split has been retroactively reflected in the financial statements for all periods presented. (See Note 8)

On January 31, 2003, the Company issued 500,000 shares of the Company's Series B Convertible Preferred Stock in connection with the acquisition of Kina'ole. The Company's Series B Convertible Preferred Stock has no voting rights. Additionally, if at any time at least 5% of Kina'ole's outstanding common stock is distributed to the Company's stockholders on a pro rata basis, then the Series B Convertible Preferred Stock shall automatically convert into that number of shares of common stock of Kina'ole equal to 90% of the then outstanding common stock of Kina'ole.

On February 21, 2003, the Company entered into a Stock Purchase Agreement with its then-current directors, Sessions and Meyers, and Mr. Scott Siegel, whereby the Company agreed to issue 1,050,000 shares of common stock (1,000,000 has been issued to date) to Mr. Siegel, and Sessions and Meyers transferred 250,000 shares of Series A Preferred Stock to Mr. Siegel, all in exchange for Mr. Siegel agreeing to pay approximately $72,500 in outstanding Company liabilities and $150,000 for outstanding amounts owed by Sessions and Meyers to Marc Douglas. On March 5, 2003, Sessions and Meyers resigned as directors of the Company and Mr. Siegel, who was not a related party to the Company at the time of the transaction, became an officer and director of the Company.

On March 5, 2003, 250,000 shares of common stock were issued to a consultant for services performed pursuant to a verbal consulting agreement. Compensation expense amounting to $375,000 was recorded in the consolidated statement of operations for the three month period ended March 30, 2003 related to this transaction based on the market price of the common stock on the date of issuance.

(5)  GOING CONCERN

The Company has suffered recurring losses from operations and has a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

(6)    PRO FORMA FINANCIAL INFORMATION

The following unaudited condensed proforma consolidated statement of operations has been prepared by management. This proforma statement may not be indicative of the results that actually would have occurred if the consolidation had been in effect on the dates indicated or which may be obtained in the future. Kina’ole began operating during June 2002. The information below assumes the acquisition occurred as of December 30, 2002.

Proforma Consolidated Financial Information For the Three month period ended March 30, 2003

Sales	_________0__

Gross Profit	_________0__

Net Loss	$(562,113)_

Net Loss Per Common Share	$(1.00)

(7)  NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average shares outstanding during the reporting period.  Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  There were no dilutive common shares outstanding for the three months ended March 30, 2003 and March 31, 2002.

(8)  CONTINGENCIES

On June 9, 2003, the Company received notification of a potential lawsuit against the Company, Scott Siegel, W. Michael Sessions, John W. Meyers, and Matthew Dwyer by Mr. Marc Douglas, a former officer and director of the Company. Mr. Siegel is a current officer and director of the Company; Mr. Sessions and Mr. Meyers are former officers and directors of the Company and current officers and directors of the Company’s subsidiary. According to the written notice, Mr. Douglas is alleging that: i) the Company wrongfully cancelled and wrote off a consulting agreement Mr. Douglas had with the Company, causing damages to Mr. Douglas in the amount of $160,000; and ii) that Mr. Dwyer, a former owner of 250,000 shares of the Company’s Series A Convertible Preferred Stock, breached his obligations under a promissory note which was secured by the 250,000 shares of the Company’s Series A Convertible Preferred Stock, and has caused Mr. Douglas damages in excess of $157,000.

Mr. Douglas is threatening to sue the Company for any damages as a result of the Company’s alleged cancellation of the consulting agreement. The Company has not had an opportunity to fully evaluate the merits of Mr. Douglas’ claims. If Mr. Douglas files a lawsuit, the Company intends to vigorously defend itself against these claims. Mr. Douglas is also seeking the 250,000 shares of the Company’s Series A Convertible Preferred Stock, which is not held by the Company, as a result of Mr. Dwyer’s alleged breach of the promissory note. If Mr. Douglas is successful in his claims, he could potentially acquire the 250,000 shares of the Company’s Series A Convertible Preferred Stock, which could result in a change of control of the Company.

On June 12, 2003, the Company received notification of a potential lawsuit against the Company, Scott Siegel, Neil Dolgin, W. Michael Sessions, and John W. Meyers by Richard A. Weiner and his family members (“Weiner Group”). The Weiner Group alleges they are shareholders of the Company. According to the written notice, the Weiner Group is alleging that: i) the Company’s 1-for10 reverse stock split, effective January 27, 2003, was not done in accordance with Florida corporate law; and ii) there has been unlawful manipulation of the Company’s stock. The Weiner Group claims the alleged wrongful reverse stock split and the alleged manipulation of the Company’s stock have caused them damages in excess of $1,000,000.

The Weiner Group is threatening to sue the Company for these alleged wrongful acts. The Company has not had an opportunity to fully evaluate the merits of the Weiner Group’s claims. However, if the Weiner Group elects to file a lawsuit, the Company intends to vigorously defend itself against these claims.

(9)  SUBSEQUENT EVENTS

On June 4, 2003, the Company borrowed $15,000 in the form of a note payable (the “Note”), which bears interest at 8%. Principal and interest on the Note is due and payable in one lump sum on the maturity date of August 4, 2003. The proceeds of the Note are being used for working capital purposes. In connection with the Note, the Company will issue 25,000 shares of its common stock to the holder no later than June 30, 2003. The shares shall be issued with a restrictive legend and shall have piggy-back registration rights. In the event of default, the Company shall be obligated to pay all costs associated with any action to protect the note holder rights. In addition, the Company shall pay 5,000 shares per day until the note is paid in full.

On June 13, 2003, the Company borrowed $30,000 in the form of a note payable (the “Additional Note”), which bears interest at 8%. Principal and interest on the Additional Note is due and payable in one lump sum on the maturity date of June 30, 2003. The proceeds of the Additional Note are being used for working capital purposes. In connection with the Additional Note, the Company will issue 500,000 shares of its common stock to the holder no later than June 30, 2003. The shares shall be issued with a restrictive legend and shall have piggy-back registration rights. In the event of default, the Company shall be obligated to pay all costs associated with any action to protect the note holder rights. In addition, the Company shall pay 5,000 shares per day until the note is paid in full.

ITEM 2 Management’s Discussion and Analysis of Financial Condition or Plan of Operations

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

Overview

As a result of the sale of its business units that was completed on August 27, 2001, the Company had no subsidiaries or active business operations during the year ended December 29, 2002 and for the period ended January 31, 2003. Accordingly, the accompanying consolidated Statement of Operations for the three months ended March 30, 2003 and the accompanying Statement of Operations for the three months ended March 31, 2002 reflect none of the Company’s former business operations.

On January 31, 2003, the Company acquired 100% of the outstanding stock of Kina'ole Development Corporation, a Hawaii corporation (“Kina'ole”). Kina'ole is located in Lihue, Hawaii, and through arrangements with dealerships on each Hawaiian island, Kina'ole plans to sell manufactured homes to retail customers. The Company acquired the Kina'ole shares from Sessions and Meyers, both of whom were officers and directors of the Company at the time of the transaction. In exchange for Kina'ole's shares, the Company issued Sessions and Meyers each 250,000 shares of the Company's Series B Convertible Preferred Stock.

Accordingly, the Company’s consolidated financial statements and the following discussion contain the results of operations of Kina’ole from January 31, 2003.

Report of Independent Certified Public Accountants

Our independent auditors have issued their report dated May 23, 2003 with an explanatory paragraph stating that the audited financial statements of the Company for the fiscal year ending December 29, 2002 have been prepared assuming the Company will continue as a going concern.

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim period information. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

On an on-going basis, we evaluate our estimates, including those related to: valuation of investments in joint ventures, valuation of construction in process, revenue recognition, and deferred tax assets. We base our estimates on our limited historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to our business operations and the understanding of our results of operations.

Valuation of Investment in Related Party Joint Venture:

The Company has an investment in a related party joint venture. Management periodically evaluates the adequacy of the underlying assets of the joint venture. When management estimates the proceeds from the sale of such assets are not adequate a reserve is recorded. Based on its estimates, Management has not recorded an impairment charge related to this asset for the three months ended March 30, 2003.

Valuation of Construction in Process

The Company evaluates the carrying value of its investment in construction in process for impairment whenever there is an impairment indicator, generally using an undiscounted cash flow methodology. During the three months ended March 30, 2003, no impairment in the carrying value of the Company’s construction in process was indicated.

Revenue Recognition

The Company has entered into certain fixed price and modified fixed-price contracts for the construction of manufactured homes. Revenue is recognized on these contracts using the full accrual method of accounting. Under this method, reasonable estimates of the costs applicable to the various stages of a contract are made. Should estimates indicate a loss is expected to be incurred under a specific contract, cost of sales is charged with a provision for such loss in the period in which such loss is determined.

Deferred Tax Assets

The Company had approximately $445,000 of net deferred tax assets related principally to certain unused tax credits and loss carry forwards as of March 30, 2003. Certain of these loss carry forwards may be limited due to the changes in control of the Company which occurred during the three months ended March 30, 2003. The realization of these assets is based upon the Company generating future taxable income. Due to the Company’s historical results, it is uncertain as to when it will realize taxable income that will allow it to utilize its tax credits and loss carry forwards and, accordingly, has recorded a 100% valuation allowance. Management will continue to evaluate the realization of these deferred tax assets that are subject to the Company’s future operations which are influenced by the overall business environment, which is difficult to predict and beyond the control of the Company. To the extent that the Company generates taxable income in the future, a decrease in the valuation allowance would be required to recognize the deferred tax assets.

Three Months Ended March 30, 2003

Revenues

The Company had no business operations during the fiscal year ended December 29, 2002 and there were no revenues for the three months ended March 30, 2003 and March 31, 2002, respectively.

Expenses

General and administrative expenses increased $464,981 from $38,129 in the first quarter of fiscal 2002 to $503,110 in the first quarter of fiscal 2003. The $503,110 in general and administrative expenses for the three months ended March 30, 2003, consisted of $375,000 for consulting services related to the identification of acquisition opportunities (paid for by the issuance of common stock), $61,697 directly related to the operations of Kina’ole and $66,413 which consisted of professional fees and other costs associated with the Company's ongoing Securities and Exchange Commission reporting obligations.

Net Losses

Net losses for the three-month period ended March 30, 2003 were $503,110 as compared to $13,456 for the three-month period ended March 31, 2002. The higher net loss figure for the three-months ended March 30, 2003 as compared to the same period last year is a result of the increase in general and administrative expenses discussed above partially offset by $24,673 of interest income recorded during the three months ended March 31, 2002.

The basic and diluted loss per share for the quarter ended March 30, 2003, based on a weighted average number of shares of 564,671 was $0.89 per share, compared with the basic and diluted loss per share of $0.04 based on a weighted average number of shares of 304,721 for the quarter ended March 31, 2002.

Liquidity and Capital Requirements

As of March 30, 2003, the Company had total current assets totaling $681,675 consisting of cash and cash equivalents of $6,950, restricted cash of $40,964, a receivable from an affiliate of $40,817, an investment in a related party joint venture of $109,188, and construction in progress of $483,756. The Company’s total assets as of March 30, 2003 amounted to $688,666, consisting primarily of its total current assets.

The Company's total liabilities were $1,057,156 as of March 30, 2003, all of which are current, and stockholders' deficit amounted to $368,490.

As of March 30, 2003, the Company has <$375,481> of negative working capital and is illiquid. The Company has also suffered recurring losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 3 Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II

ITEM 1 Legal Proceedings

Marc Douglas Threatened Litigation

On June 9, 2003, the Company received notification of a potential lawsuit against the Company, Scott Siegel, W. Michael Sessions, John W. Meyers, and Matthew Dwyer by Mr. Marc Douglas, a former officer and director of the Company. Mr. Siegel is a current officer and director of the Company; Mr. Sessions and Mr. Meyers are former officers and directors of the Company and current officers and directors of the Company’s subsidiary. According to the written notice, Mr. Douglas is alleging that: i) the Company wrongfully cancelled and wrote off a consulting agreement Mr. Douglas had with the Company, causing damages to Mr. Douglas in the amount of $160,000; and ii) that Mr. Matt Dwyer, a former owner of 250,000 shares of the Company’s Series A Convertible Preferred Stock, breached his obligations under a promissory note which was secured by the 250,000 shares of the Company’s Series A Convertible Preferred Stock, and has caused Mr. Douglas damages in excess of $157,000.

Mr. Douglas is threatening to sue the Company for any damages as a result of the Company’s alleged cancellation of the consulting agreement. The Company has not had an opportunity to fully evaluate the merits of Mr. Douglas’ claims. If Mr. Douglas files a lawsuit, the Company intends to vigorously defend itself against these claims. Mr. Douglas is also seeking the 250,000 shares of the Company’s Series A Convertible Preferred Stock, which is not held by the Company, as a result of Mr. Dwyer’s alleged breach of the promissory note. If Mr. Douglas is successful in his claims, he could potentially acquire the 250,000 shares of the Company’s Series A Convertible Preferred Stock, which could result in a change of control of the Company.

Richard A. Weiner Threatened Litigation

On June 12, 2003, the Company received notification of a potential lawsuit against the Company, Scott Siegel, Neil Dolgin, W. Michael Sessions, and John W. Meyers by Richard A. Weiner and his family members (“Weiner Group”). The Weiner Group alleges they are shareholders of the Company. According to the written notice, the Weiner Group is alleging that: i) the Company’s 1-for10 reverse stock split, effective January 27, 2003, was not done in accordance with Florida corporate law; and ii) there has been unlawful manipulation of the Company’s stock. The Weiner Group claims the alleged wrongful reverse stock split and the alleged manipulation of the Company’s stock have caused them damages in excess of $1,000,000.

The Weiner Group is threatening to sue the Company for these alleged wrongful acts. The Company has not had an opportunity to fully evaluate the merits of the Weiner Group’s claims. However, if the Weiner Group elects to file a lawsuit, the Company intends to vigorously defend itself against these claims.

General Matters

The Company is from time to time involved in other various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company’s management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2     Changes in Securities and Use of Proceeds

On February 21, 2003, the Company entered into a Stock Purchase Agreement with its then-current directors, Mr. W. Michael Sessions and John W. Meyers, and Mr. Scott Siegel, whereby the Company agreed to issue 1,050,000 shares of common stock (1,000,000 has been issued to date), restricted in accordance with Rule 144, to Mr. Siegel, and Mr. Sessions and Mr. Meyers transferred 250,000 shares of Series A Preferred Stock to Mr. Siegel, all in exchange for Mr. Siegel agreeing to pay approximately $72,500 in outstanding Company liabilities and $150,000 for outstanding amounts owed by Mr. Sessions and Mr. Meyers to Marc Douglas. On March 5, 2003, Mr. Sessions and Mr. Meyers resigned as directors of the Company and Mr. Siegel, who was not a related party to the Company at the time of the transaction, became an officer and director of the Company on March 5, 2003. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as it was a transaction not involving a public offering.

ITEM 3     Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4     Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5     Other Information

There have been no events which are required to be reported under this Item.

ITEM 6     Exhibits and Reports on Form 8-K

(a)    Exhibits

99.1    Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

(b)    Reports on Form 8-K

On January 9, 2003, the Company filed a Current Report on Form 8-K regarding a series of transactions resulting in a change in control of the Company from Mr. Marc Douglas to Mr. Michael Session and Mr. John W. Meyers.

On February 11, 2003, the Company filed a Report on Form 8-K regarding the Company’s acquisition of 100% of the outstanding stock of Kina’ole Development Corp. In this Form 8-K the Company stated it would be filing a subsequent Report on Form 8-K, which would include audited historical and pro forma financial statements for Kina’ole. The Company filed the amended Form 8-K with the audited historical and pro forma financial statement for Kina’ole on June 11, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TMI Holdings, Inc.

Dated: June 17, 2003            /s/ Scott Siegel___________
By:    Scott Siegel
Its:    Chief Executive Officer, Chief
Financial Officer, Secretary and
Director

Dated: June 17, 2003                                                                                                             /s/ Neil Dolgin____________
By:    Neil Dolgin
Its:    Director

CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

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

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions):

(i)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(ii)  any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    June 17, 2003
/s/ Scott Siegel________________
Scott Siegel
Chief Executive Officer and
Chief Financial Officer