Form 10QSB
period 2003-06-30
TMI HOLDINGS INC/FL
filed 2003-09-09
CIK 1016611

                                   SECURITIES
                             AND EXCHANGE COMMISSION
                                   WASHINGTON,
                                   D.C. 20549

                                      FORM
                                     10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from April 1, 2003 to June 30, 2003.


                                   000-30011
                             COMMISSION FILE NUMBER


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


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (561) 202-8184


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2003, there were 7,564,671 shares of common stock issued and outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):
                                  Yes [ ] No [X]

                                       TMI
                                 HOLDINGS, INC.


                                TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----

                                     PART I
   Item 1    Consolidated Financial Statements                                    3

             Consolidated Balance Sheet as of June 30, 2003 (unaudited)           4

             Consolidated Statements of Operations for the Three Months Ended
             June 30, 2003 and June 31, 2002 (unaudited)                          6

             Consolidated Statements of Cash Flows for the Three Months Ended     7

             June 30, 2003 and June 31, 2002 (unaudited)                          9

             Notes to Consolidated Financial Statements (unaudited)

   Item 2    Management's Discussion and Analysis of Financial                   15
             Condition or Plan of Operations

   Item 3    Controls and Procedures                                             18


                              PART II

   Item 1    Legal Proceedings                                                   19

   Item 2    Changes in Securities and Use of Proceeds                           20

   Item 3    Defaults Upon Senior Securities                                     20

   Item 4    Submission of Matters to a Vote of Security Holders                 20

   Item 5    Other Information                                                   20

   Item 6    Exhibits and Reports on Form 8-K                                    20

   Item 7    Subsequent Events                                                   20


  The accompanying notes are an integral part of these consolidated financial statements.

                                     PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.


  The accompanying notes are an integral part of these consolidated financial statements.

                                     ITEM 1

                        CONSOLIDATED FINANCIAL STATEMENTS


                        TMI HOLDINGS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets


                                     ASSETS

                                                   June 30,    December 29,
                                                    2003          2002
                                                  --------      --------
                                                 (Unaudited)

CURRENT ASSETS


   Cash                                           $  2,501      $  4,619
   Prepaid expenses                                     --         3,222
   Investment in related party joint venture       107,850            --
   Construction in progress                        525,866            --
   Deposits                                          3,500            --
                                                  --------      --------

   Total Current Assets                            639,717         7,841
                                                  --------      --------

   FIXED ASSETS, NET                                 3,840            --
                                                  --------      --------

   TOTAL ASSETS                                   $643,557      $  7,841
                                                  ========      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                        TMI HOLDINGS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                          June 30,        December 29,
                                                           2003              2002
                                                        -----------       -----------
                                                        (Unaudited)
CURRENT LIABILITIES
Accounts payable                                        $    64,087       $        --
Accrued expenses                                            311,877            98,944
Related party loans                                          83,224                --
Construction loans                                          670,000                --
Accrued interest payable                                      2,590                --
Notes payable                                                25,848                --
                                                        -----------       -----------


Total Current Liabilities                                 1,157,626            98,944
                                                        -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series "A" $0.01 par value,
1,500,000 shares authorized; 250,000 shares
 issued and outstanding                                       2,500             2,500

Preferred stock, Series "B" $0.01 par value,
 500,000 shares authorized; 500,000 and -0- issued
 and outstanding, respectively                                5,000                --

Common stock, $0.01 par value, 30,000,000 shares
 authorized; 7,564,671 and 189,671 shares issued
 and outstanding, respectively                               75,647             1,897

Additional paid-in capital                                6,859,239         3,850,664

Deficit accumulated during the development stage         (7,456,455)       (3,946,164)
                                                        -----------       -----------

Total Stockholders' Equity (Deficit)                       (514,069)          (91,103)
                                                        -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                              $   643,557       $     7,841
                                                        ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        TMI HOLDINGS, INC. AND SUBSIDIARY
                      Consolidated Statement of Operations
                                   (Unaudited)



                                  For the Three Months Ended            For the Six Months Ended
                                             JUNE 30,                            JUNE 30,
                                  -----------------------------       -----------------------------
                                      2003              2002              2003              2002
                                  -----------       -----------       -----------       -----------
SALES, NET                        $        --       $        --       $        --       $        --
                                  -----------       -----------       -----------       -----------

EXPENSES

  Professional Fees                 2,922,772                --         3,356,359                --
  Salaries and wages                   45,000                --            75,000                --
  General and administrative           15,279            50,228            54,802            88,357
                                  -----------       -----------       -----------       -----------

     Total Expenses                 2,983,051            50,228         3,486,161            88,357
                                  -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS               (2,983,051)          (50,228)       (3,486,161)          (88,357)
                                  -----------       -----------       -----------       -----------

OTHER INCOME
 (EXPENSES)

   Interest income                         --            24,915                --            49,588
   Interest Expense                   (24,130)               --           (24,130)               --
                                  -----------       -----------       -----------       -----------

     Total Other (Income)
      Expenses                        (24,130)           24,915           (24,130)           49,588
                                  -----------       -----------       -----------       -----------

NET LOSS                          $(3,007,181)      $   (25,313)      $(3,510,291)      $   (38,769)
                                  ===========       ===========       ===========       ===========

BASIC LOSS PER SHARE              $     (1.27)      $     (0.08)      $     (2.39)      $     (0.12)
                                  ===========       ===========       ===========       ===========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                        2,363,560           325,555         1,469,643           316,626
                                  ===========       ===========       ===========       ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                        TMI HOLDINGS, INC. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity




                                Preferred Stock,          Preferred Stock,
                                  Series "A"                 Series "B"             Common Stock          Additional
                             ---------------------  ------------------------  -------------------------     Paid-in     Accumulated
                              Shares     Amount       Shares       Amount       Shares        Amount        Capital       Deficit
                             ---------  ----------  -----------  -----------  -----------   -----------   -----------   -----------
  Balance at fiscal 2001       250,000  $    2,500           --  $        --      304,721   $     3,047   $ 4,499,513   $(3,322,639)

  Common stock issued               --          --           --           --       41,667           417        24,583            --

  Common stock retired              --          --           --           --     (156,717)       (1,567)     (673,432)           --

  Net loss for fiscal 2002          --          --           --           --           --            --            --      (623,525)
                             ---------  ----------  -----------  -----------  -----------   -----------   -----------   -----------

  Balance, fiscal 2002         250,000       2,500           --           --      189,671         1,897     3,850,664    (3,946,164)

  Series B Preferred Stock
   issued in acquisition of
   Kina'Ole (unaudited)             --          --      500,000        5,000           --            --      (189,776)           --

  Common stock issued for
   professional services at
   $1.50 per share
   (unaudited)                      --          --           --           --      250,000         2,500       372,500            --

  Common stock issued in
   exchange for accounts
   payable at $0.07 per
   share (unaudited)                --          --           --           --    1,050,000        10,500        62,000            --

Common stock issued as
   incentive for debt
   financing at $0.30 per
   share (unaudited)                --          --           --           --       50,000           500        14,500            --
                             ---------  ----------  -----------  -----------  -----------   -----------   -----------   -----------
  Balance Forward              250,000  $    2,500      500,000  $     5,000    1,539,671   $    15,397   $ 4,109,888   $(3,946,164)
                             ---------  ---------  -----------   -----------  -----------   -----------   -----------   -----------



  The accompanying notes are an integral part of these consolidated financial statements.

                        TMI HOLDINGS, INC. AND SUBSIDIARY
           Consolidated Statements of Stockholders' Equity (Continued)



                                Preferred Stock           Preferred Stock           Common Stock          Additional
                             ---------------------  ------------------------  -------------------------     Paid-in     Accumulated
                               Shares     Amount       Shares       Amount       Shares        Amount        Capital       Deficit
                             ---------  ----------  -----------  -----------  -----------   -----------   -----------   -----------
Balance Forward                250,000  $   2,500      500,000   $     5,000    1,539,671   $    15,397   $ 4,109,888   $(3,946,164)

Common stock issued as
 incentive for debt
 financing at $0.36 per
 share (unaudited)                  --         --           --            --       25,000           250         8,750            --

Common stock issued for
 conversion of debt and
 for professional services
 at $0.36 per share
 (unaudited)                        --         --           --            --    3,000,000        30,000     1,050,000            --

Common stock issued for
 conversion of debt and
 for professional services
 at $0.36 per share
 (unaudited)                        --         --           --            --    3,000,000        30,000     1,050,000            --

Warrants issued to
 consultants for
 professional services
 rendered (unaudited)               --         --           --            --           --            --       640,601            --

Net loss for the six months
 ended June 30,
 2003 (unaudited)                   --         --           --            --           --            --            --    (3,510,291)
                             ---------  ---------  -----------   -----------  -----------   -----------   -----------   -----------
Balance, June 30, 2003         250,000  $   2,500      500,000   $     5,000    7,564,671   $    75,647   $ 6,859,239   $(7,456,455)
                             =========  ==========  ===========  ===========  ===========   ===========   ===========   ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                        TMI HOLDINGS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                          For the Six Months Ended
                                                                                   June 30,
                                                                              2003          2002
                                                                          -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                               $(3,510,291)  $   (38,769)
   Adjustments to reconcile net loss to net cash
     used by operations:
   Depreciation expense                                                           151            --
   Common stock issued for services                                         2,485,000        25,000
   Common stock issued as incentive for financing                              24,000            --
   Warrants issued for services                                               640,601            --
Changes in assets and liabilities:
   (Increase) decrease in stockholders interest receivable                         --       (19,761)
   (Increase) decrease in escrow receivable                                        --        25,000
   (Increase) decrease in prepaid expenses and deposits                          (279)        1,744
   (Increase) in construction in progress                                     (41,962)           --
   Increase in accounts payable                                                96,519            --
   Increase (decrease) in accrued expenses                                    149,885       (20,350)
                                                                          -----------   -----------

   Net Cash Used by Operating Activities                                     (156,376)      (27,136)
                                                                          -----------   -----------

   CASH FLOWS FORM INVESTING ACTIVITIES

     Expenditures for the purchase of equipment                                (1,008)           --
     Investment in related party joint venture                                (11,180)           --
     Preferred stock issued in acquisition of Kina Ole Development Corp.       20,000
     Cash acquired in acquisition of Kina Ole Development Corp.                27,847            --
                                                                          -----------   -----------

       Net Cash Provide by Investing Activities                                35,659            --
                                                                          -----------   -----------

   CASH FLOWS FROM FINANCING ACTIVITIES

   Advances from officers                                                      56,167            --
   Repayments of related party advances                                       (13,416)           --
   Proceeds from related party loans                                           50,000            --
   Proceeds from note payable                                                  25,848            --
                                                                          -----------   -----------

   Net Cash Provided by Financing Activities                                  118,599            --
                                                                          -----------   -----------

   NET DECREASE IN CASH                                                        (2,118)      (27,136)

   CASH AT BEGINNING OF PERIOD                                                  4,619        27,799
                                                                          -----------   -----------

   CASH AT END OF PERIOD                                                  $     2,501   $       663
                                                                          ===========   ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                        TMI HOLDINGS, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                          For the Six Months Ended
                                                                                 June 30,
                                                                             2003         2002
                                                                         -----------   -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

CASH PAID FOR:
   Interest                                                              $        --   $        --
   Income taxes                                                          $        --   $        --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                                      $ 2,485,000   $    25,000
   Common stock issued as incentive for financing                        $    24,000   $        --
   Common stock issued for accounts payable                              $    72,500   $        --
   Preferred stock issued for acquisition of Kina'Ole Development Corp.  $    20,000   $        --
   Warrants issued for services                                          $   640,601   $        --



   In connection with the acquisition of Kina Ole Development Corp., assets acquired and liabilities assumed are as follows:

     Assets, including cash acquired of $111,477                         $   972,673
     Liabilities                                                          (1,177,449)
                                                                         -----------

     Deficit                                                             $  (204,776)
                                                                         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        TMI HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 29, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - ACQUISITION OF KINA'OLE DEVELOPMENT CORPORATION

On January 31, 2003, the Company acquired 100% of the outstanding common stock of Kina'ole Development Corporation, a Hawaii corporation ("Kina'ole"), in exchange for 500,000 shares of the Company's Series B Convertible Preferred Stock. Kina'ole is located in Lihue, Hawaii, and through arrangements with dealerships on each Hawaiian island, Kina'ole plans to sell manufactured homes to retail customers. The Company acquired the Kina'ole shares from Michael Sessions and John Meyers, who, at the time of the acquisition, were officers and directors of the Company. The 500,000 shares of Series B Preferred Stock where considered to have no value based on the fair value of the net assets of Kina'ole at the acquisition date. The combination was accounted for as a purchase, with the results of operations of Kina'ole included in the Company's consolidated statement of operations from the date of acquisition.

The following unaudited condensed proforma consolidated statement of operations has been prepared by management. This proforma statement may not be indicative of the results that actually would have occurred if the consolidation had been in effect on the dates indicated or which may be obtained in the future. Kina'ole began operating during June 2002. The information below assumes the acquisition occurred as of December 30, 2002.

                        TMI HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

                         Proforma Consolidated Financial
                                   Information
                         For the six month period ended
                                  June 30, 2003


Sales                                                  $              --
                                                       ------------------

Gross Profit                                           $              --
                                                       ------------------

Net Loss                                               $       (3,569,295)
                                                       ------------------

Net Loss Per Common Share                              $            (2.43)
                                                       ------------------


NOTE 3 - RELATED PARTY TRANSACTIONS

During the period ended December 29, 2002, officers of the Company's wholly-owned subsidiary, Kina'Ole, and significant shareholders of the Company advanced Kina'Ole $50,144 in cash and property. The advances are expected to be repaid upon the completion and sale of certain projects under construction, which is expected to be within the next twelve months. As the advances are short-term in nature, no interest is being charged or accrued.


During  the  period  ended  December  29,  2002,   the  Company's   wholly-owned
subsidiary, Kina'Ole, entered into a joint venture agreement with a close relative of an officer and significant shareholder of the Company. The joint venture agreement provided for the construction of one home on land that had been contributed to the joint venture by the related party. As of June 30, 2003, and December 29, 2002, the Company's investment in the related party joint venture was $107,850 and -0-, respectively.


During the fourth quarter of fiscal 2002, the Company's then-majority stockholder and CEO, Marc Douglas, entered into a Stock Purchase Agreement pursuant to which Douglas agreed to sell, through a series of transactions, all 250,000 shares of the Company's Series A Preferred Stock owned by him. The shares were sold to Michael Sessions and John Meyers in exchange for a $150,000 note payable. In conjunction with the sale of the Douglas Preferred Stock, the then-current directors of the Company resigned from the Board and Michael Sessions and John Meyers were appointed to the Board. In addition, Michael Sessions was appointed to serve as the Company's CEO and Secretary and John Meyers was appointed to serve as the Company's COO and Treasurer.

On January 31, 2003, the Company acquired 100% of the outstanding common stock of Kina'ole Development Corporation, a Hawaii corporation ("Kina'ole"), in exchange for 500,000 shares of the Company's Series B Convertible Preferred Stock. The Company

                        TMI HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

acquired the Kina'ole shares from Michael Sessions and John Meyers, who, at the time of the acquisition, were officers and directors of the Company.

On February 21, 2003, the Company entered into a Stock Purchase Agreement with its then-current directors, Michael Sessions and John Meyers, and Scott Siegel, whereby the Company agreed to issue 1,050,000 shares of common stock to Mr. Siegel, and Michael Sessions and John Meyers transferred 250,000 personally held shares of Series A Preferred Stock to Mr. Siegel, all in exchange for the payment of approximately $72,500 in outstanding Company liabilities and $150,000 for outstanding personal liabilities owed by Michael Sessions and John Meyers to Marc Douglas. On March 5, 2003, Sessions and Meyers resigned as directors of the Company and Mr. Siegel, who was not a related party to the Company at the time of the transaction, became a director of the Company and was appointed as CEO. Mr. Siegel resigned from these positions on July 14, 2003.

On March 5, 2003, 250,000 shares of common stock were issued to a Richard Dwyer for services performed pursuant to a verbal consulting agreement. Professional services expense amounting to $375,000 was recorded in the consolidated statement of operations for the six month period ended June 30, 2003 related to this transaction based on the market price of the common stock on the date of issuance. At the time time of the transaction, Mr. Dwyer was not a member of the Board of Directors, an officer of the Company, or a significant shareholder. On August 21, 2003, Mr. Dwyer was appointed as CEO of the Company.

On May 9, 2003, the Company borrowed $20,000 from an individual. There was no formal note related to the borrowing. On June 17, 2003, the Company repaid the advance through the issuance of 55,556 shares of common stock valued at the current trading price of $0.36 per share. In addition to the repayment of the advance, the Company also issued 2,944,444 shares of common stock to the same individual for consulting services rendered pursuant to a verbal consulting agreement. Professional services expense amounting to $1,060,000 was recorded in the consolidated statement of operations for the six month period ended June 30, 2003 related to this transaction based on the market price of the common stock on the date of issuance. As a result of these transactions, the individual owns a significant portion of the Company's outstanding common stock, and as such, is considered to be a related party.

On June 13, 2003, the Company borrowed $30,000 from Dr. Martin Peskin in the form of a note payable, which bears interest at 8%per annum. Principal and interest on the note was due and payable in one lump sum on the maturity date of June 30, 2003. The proceeds of the note were used for working capital purposes. On June 17, 2003, the Company repaid the note through the issuance of 83,833 shares of common stock valued at the current trading price of $0.36 per share. In addition to the repayment of the note, TMI HOLDINGS, INC. AND SUBSIDIARY Notes to the Consolidated Financial Statements June 30, 2003 and December 29, 2002

                        TMI HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002


the Company also issued 2,916,667 shares of common stock to the same individual for consulting services rendered pursuant to a verbal consulting agreement. Professional services expense amounting to $1,050,000 was recorded in the consolidated statement of operations for the six month period ended June 30, 2003 related to this transaction based on the market price of the common stock on the date of issuance. As a result of these transactions, the individual owns a significant portion of the Company's outstanding common stock, and as such, is considered to be a related party. Dr. Peskin was appointed as the Company's CEO on July 14, 2003, and resigned from this position on August 21, 2003.

On June 19, 2003, the Company entered into consulting agreements with, Richard Dwyer and his brother, Mathew Dwyer. The consulting agreements provide for strategic planning services, and services relating to the identification, evaluation, structuring, negotiation, and closing of business acquisitions, and have a term of six months. In exchange for their services, the Company issued warrants to purchase 2,500,000 shares of common stock. The warrants have an exercise price of $0.03 per share and expire one year from the date of issuance. Of the 2,500,000 warrants, 1,800,000 were exercisable immediately. The balance, warrants to purchase 700,000 shares of common stock, will vest on October 1, 2003. Based on an exercise price of $0.03 per share, a current trading price of $0.36 per share, volatility of 397.8%, and a risk free interest rate of 3.45%, the warrants have a fair value of $0.36 per share, or $889,724 in total. Richard Dwyer was appointed as CEO of the Company on August 21, 2003. As such, his consulting agreement was terminated, and the entire value of the warrants issued to him were expensed in the current period. Professional services expense amounting to $640,601 was recorded in the consolidated statement of operations for the six month period ended June 30, 2003 related to these transactions. The balance, of $249,123 will be recorded as expense in the third quarter as the term of Mathew Dwyer's agreement expires and his warrants fully vest. Due to Richard Dwyer's appointment as CEO, and his relationship to Mathew Dwyer, both are considered to be related parties.


During the six months ended June 30, 2003 officers of the Company's wholly-owned subsidiary, Kina'Ole, and significant shareholders of the Company advanced the Kina'Ole $52,887 in cash. The advances are expected to be repaid upon the completion and sale of certain projects under construction, which is expected to be within the next twelve months. As the advances are short-term in nature, no interest is being charged or accrued.


During the six months ended June 30, 2003, the Company paid $13,416 to officers and significant shareholders as repayment for previously advanced cash.

                        TMI HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 4 - OTHER SIGNIFICANT EVENTS

STOCK SPLIT


Effective January 27, 2003, the Company's Board of Directors approved a 1 for 10 reverse split of the Company's issued and outstanding common stock as well as a 1 for 10 reverse split of the number of authorized shares of common stock. As a result of the splitting of the issued and outstanding and authorized shares, the par value of the Company's stock was inversely increased by the same ratio, from $0.01 per share to $0.10 per share. The effect of the reverse stock split has been retroactively reflected in the consolidated financial statements for all periods presented.

INCREASE IN THE NUMBER OF AUTHORIZED COMMON SHARES OUTSTANDING

On May 2, 2003, the Company's Board of Directors approved an amendment to the Company's articles of incorporation that increased the authorized number of common shares outstanding from 1,500,000 to 30,000,000. The amendment also decreased the par value of the Company's common stock from $0.10 to $0.01, the pre-split and historical par value. The effect of the decrease in par value has been retroactively reflected in the consolidated financial statements for all periods presented.


During the second quarter, the Company determined that, due to an error in the interpretation of the series of events as described above, including the reverse stock split and the change in par value of the common stock, the disclosures relating to these items had been misstated in the December 29, 2002, audited consolidated financial statements, and in the March 30, 2003, quarterly consolidated financial statements. The effect of these misstatements was limited to a reclassification between the dollar value of common stock, and additional paid-in capital in the December 29, 2002, financial statements, and a misstatement of the number of authorized shares in the March 30, 2003, quarterly financial statements. These amounts have been reclassified to reflect the correct balances and figures as of June 30, 2003.

DEBT ISSUANCES

On April 29, 2003, the Company borrowed $5,000 in the form of a note payable which bears interest at 8%. Principal and interest on the Note is due and payable in one lump sum on the maturity date of August 15, 2003. The proceeds of the Note are being used for working capital purposes. In connection with the note, the Company issued 50,000 shares of its common stock to the holder as inducement to provide financing. The shares were valued at the trading price of the common stock as of the date of the note. Interest expense amounting to $15,000 was recorded in the consolidated statement of operations for the six month period ended June 30, 2003 related to this transaction.

                        TMI HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

On June 4, 2003, the Company borrowed $15,000 in the form of a note payable which bears interest at 8%. Principal and interest on the Note is due and payable in one lump sum on the maturity date of August 4, 2003. The proceeds of the Note are being used for working capital purposes. In connection with the note, the Company issued 25,000 shares of its common stock to the holder as inducement to provide financing. The shares were valued at the trading price of the common stock as of the date of the note. Interest expense amounting to $9,000 was recorded in the consolidated statement of operations for the six month period ended June 30, 2003 related to this transaction.

LETTER OF INTENT

On June 27, 2003, the Company entered into a letter of intent with Total Identity Systems Corporation ("TISC"), whereby the Company agreed to purchase 60% ownership interest in TISC in exchange for $1,000,000 in cash. The first two installments of $100,000, and $250,000 were scheduled to be made on July 25, 2003, and August 15, 2003, respectively. Neither of these payments have been made, and no other consummating transactions or events have occurred, as of September 8, 2003.

NOTE 5 - CONTINGENCIES

On June 9, 2003, the Company received notification of a potential lawsuit against the Company, Scott Siegel, Michael Sessions, John Meyers, and Matthew Dwyer by Mr. Marc Douglas, a former officer and director of the Company. Mr. Dwyer is a current officer and director of the Company; Mr. Siegel, Mr. Sessions, and Mr. Meyers are former officers and directors of the Company. According to the written notice, Mr. Douglas is alleging that: i) the Company wrongfully cancelled and wrote off a consulting agreement Mr. Douglas had with the Company, causing damages to Mr. Douglas in the amount of $160,000; and ii) that Mr. Dwyer breached his obligations under a promissory note which was secured by the 250,000 shares of the Company's Series A Convertible Preferred Stock, and has caused Mr. Douglas damages in excess of $157,000. The Company has not had an opportunity to fully evaluate the merits of Mr. Douglas' claims. If Mr. Douglas files a lawsuit, the Company intends to vigorously defend itself against these claims. Mr. Douglas is also seeking the 250,000 shares of the Company's Series A Convertible Preferred Stock, which is not held by the Company, as a result of Mr. Dwyer's alleged breach of the promissory note. If Mr. Douglas is successful in his claims, he could potentially acquire the 250,000 shares of the Company's Series A Convertible Preferred Stock, which could result in a change of control of the Company.

On June 12, 2003, the Company received notification of a potential lawsuit against the Company, Scott Siegel, Neil Dolgin, W. Michael Sessions, and John W. Meyers by Richard A. Weiner and his family members ("Weiner Group"). The Weiner Group alleges they are shareholders of the Company. According to the written notice, the Weiner Group is alleging that: i) the Company's 1-for10 reverse stock split, effective

                        TMI HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

NOTE 5 - CONTINGENCIES (Continued)


January 27, 2003, was not done in accordance with Florida corporate law; and ii) there has been unlawful manipulation of the Company's stock. The Weiner Group claims the alleged wrongful reverse stock split and the alleged manipulation of the Company's stock have caused them damages in excess of $1,000,000. The Weiner Group is threatening to sue the Company for these alleged wrongful acts. The Company has not had an opportunity to fully evaluate the merits of the Weiner Group's claims. However, if the Weiner Group elects to file a lawsuit, the Company intends to vigorously defend itself against these claims.

NOTE 6 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company's current plans going forward are to divest Kina'ole and pursue the acquisition of undervalued and/or unused manufacturing assets. The Company has identified a number of opportunities, and is in very early discussions with potential acquisition candidates, but has not agreed to terms or entered into a binding letter of intent or similar agreement with any acquisition candidates. Management believes that, based upon the current operating plan of divesting the majority of the Company's ownership of Kina'ole and pursuing the acquisition of undervalued and/or unused manufacturing assets, the Company's existing working capital will not be sufficient to fund its acquisition activities and the ongoing expenses of a reporting company through December 28, 2003. If the Company is not successful in identifying and acquiring undervalued and/or unused manufacturing assets which produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations, seek protection under existing bankruptcy laws or cease doing business. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

                        TMI HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

NOTE 7 -SUBSEQUENT EVENTS

EXERCISE OF WARRANTS BY RELATED PARTIES

On July 1, 2003, Richard Dwyer and Mathew Dwyer exercised warrants to purchase 1,600,000 shares of common stock in exchange for $48,000 in cash.

CONSULTING AGREEMENT

On August 18, 2003, the Company entered into a consulting agreement whereby the Company agreed to pay a $15,000 cash advisory fee in exchange for consulting services relating to the acquisition of target companies and the pursuit of capital funding. If the consulting firm successfully negotiates a business combination, a success fee of $75,000, or 6.0% of the transaction amount, whichever is greater, will be payable upon the first closing. If the consulting firm successfully negotiates a capital funding, a success fee of $75,000 or a percentage of the raised capital (from 1.0% to 7.0% depending on the type of financing obtained), whichever is greater, will be payable upon the first closing.


MARKETING AGREEMENT

On August 26, 2003, the Company entered into a marketing agreement whereby the Company agreed to pay $7,500 in cash in exchange for marketing and investor relations services to be provided over three months.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

OVERVIEW

As a result of the sale of its business units that was completed on August 27, 2001, the Company had no subsidiaries or active business operations during the year ended December 29, 2002 and for the period ended January 31, 2003. Accordingly, the accompanying consolidated Statement of Operations for the three months ended June 29, 2003 and the accompanying Statement of Operations for the three months ended June 30, 2002 reflect none of the Company's former business operations.

                        TMI HOLDINGS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

On January 31, 2003, the Company acquired 100% of the outstanding stock of Kina'ole Development Corporation, a Hawaii corporation ("Kina'ole"). Kina'ole is located in Lihue, Hawaii, and through arrangements with dealerships on each Hawaiian island, Kina'ole plans to sell manufactured homes to retail customers. The Company acquired the Kina'ole shares from Sessions and Meyers, both of whom were officers and directors of the Company at the time of the transaction. In exchange for Kina'ole's shares, the Company issued Sessions and Meyers each 250,000 shares of the Company's Series B Convertible Preferred Stock.

Accordingly, the Company's consolidated financial statements and the following discussion contain the results of operations of Kina'ole from January 31, 2003.


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

Valuation of Investment in Related Party Joint Venture:

The Company has an investment in a related party joint venture. Management periodically evaluates the adequacy of the underlying assets of the joint venture. When management estimates the proceeds from the sale of such assets are not adequate a reserve is recorded. Based on its estimates, Management has not recorded an impairment charge related to this asset for the three months ended June 30, 2003.

Valuation of Construction in Process

The Company evaluates the carrying value of its investment in construction in process for impairment whenever there is an impairment indicator, generally using an undiscounted cash flow methodology. During the three months ended June 30, 2003, no impairment in the carrying value of the Company's construction in process was indicated.

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


THREE MONTHS ENDED JUNE 30, 2003

Revenues

The Company had no business operations during the fiscal year ended December 29, 2002 and there were no revenues for the three months ended June 30, 2003 and June 30, 2002, respectively.

Expenses

General and administrative expenses decreased $34,949 from $50,228 in the second quarter of fiscal 2002 to $15,279 in the second quarter of fiscal 2003. Total Expenses increased from $50,228 for the three months ended June 30, 2002 to $2,983,051 for the three months ended June 30, 2003. The Total Expenses for the three months ended June 30, 2003 included $15,279 in general and administrative expenses, $45,000 salaries and wages and $2,922,722 which consisted of professional fees and other consulting costs associated with the Company's acquisition efforts.

Net Losses

Net losses for the three-month period ended June 30, 2003 were $3,007,181 as compared to $25,313 for the three-month period ended June 30, 2002. The higher net loss figure for the three-months ended June 30, 2003 as compared to the same period last year is a result of the increase in operating expenses discussed above partially offset by $24,915 of interest income recorded during the three months ended June 30, 2002.

The basic and diluted loss per share for the quarter ended June 30, 2003, based on a weighted average number of shares of 2,363,560 was $1.27 per share, compared with the basic and diluted loss per share of $0.08 based on a weighted average number of shares of 325,555 for the quarter ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003

Revenues

The Company had no business operations during the fiscal year ended December 29, 2002 and there were no revenues for the six months ended June 30, 2003 and June 30, 2002, respectively.

Expenses

General and administrative expenses decreased $33,555 from $88,357 in the first six months of fiscal 2002 to $54,802 in the second quarter of fiscal 2003. Total Expenses increased from $88,357 for the six months ended June 30, 2002 to $3,486,161 for the six months ended June 30, 2003. The Total Expenses for the six months ended June 29, 2003 included $54,802 in operating expenses, $75,000 salaries and wages and $3,356,359 which consisted of professional fees and other consulting costs associated with the Company's acquisition efforts.

Net Losses

Net losses for the six-month period ended June 30, 2003 were $3,510,291 as compared to $38,769 for the six-month period ended June 30, 2002. The higher net loss figure for the six-months ended June 30, 2003 as compared to the same period last year is a result of the increase in general and administrative expenses discussed above partially offset by $49,588 of interest income recorded during the six months ended June 30, 2002.

The basic and diluted loss per share for the six months ended June 29, 2003, based on a weighted average number of shares of 1,469,643 was $2.39 per share, compared with the basic and diluted loss per share of $0.12 based on a weighted average number of shares of 316,626 for the six months ended June 30, 2002.

Liquidity and Capital Requirements

As of June 30, 2003, the Company had total current assets totaling $639,717 consisting of cash and cash equivalents of $2,501, an investment in a related party joint venture of $107,850 and construction in progress of $525,866. The Company's total assets as of June 30, 2003 amounted to $643,557, consisting primarily of its total current assets.

The Company's total liabilities were $1,157,626 as of June 30, 2003, all of which are current, and stockholders' deficit amounted to $514,069.

As of June 30, 2003, the Company has ($517,909) of negative working capital and is illiquid. The Company has also suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that, based upon the current operating plan of divesting the majority of the Company's ownership of Kina'ole and pursuing the acquisition of undervalued and/or unused manufacturing assets, the Company's existing working capital will not be sufficient to fund its acquisition activities and the ongoing expenses of a reporting company through December 31, 2003. If the Company is not successful in identifying and acquiring undervalued and/or unused manufacturing assets which produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations, seek protection under existing bankruptcy laws or cease doing business. If additional funds are raised through the issuance of equity securities, the percentage of ownership of the Company's then common stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

There can be no assurance that the Company will be able to identify and acquire undervalued and/or unused manufacturing assets which produce positive cash flows from operations or raise any additional capital necessary to achieve its current operating plan.

ITEM 3 CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                     PART II

ITEM 1   LEGAL PROCEEDINGS

Marc Douglas Threatened Litigation

On June 17, 2003, the Company was served with a lawsuit from Marc Douglas against the Company, Scott Siegel, W. Michael Sessions, John W. Meyers, and Matthew Dwyer by Mr. Marc Douglas, a former officer and director of the Company. Mr. Siegel is a current director of the Company; Mr. Sessions and Mr. Meyers are former officers and directors of the Company and current officers and directors of the Company's subsidiary. According to the written notice, Mr. Douglas is alleging that: i) the Company wrongfully cancelled and wrote off a consulting agreement Mr. Douglas had with the Company, causing damages to Mr. Douglas in the amount of $160,000; and ii) that Mr. Matt Dwyer, a former owner of 250,000 shares of the Company's Series A Convertible Preferred Stock, breached his obligations under a promissory note which was secured by the 250,000 shares of the Company's Series A Convertible Preferred Stock, and has caused Mr. Douglas damages in excess of $157,000.

Mr. Douglas is suing the Company for damages as a result of the Company's alleged cancellation of the consulting agreement. The Company intends to vigorously defend itself against these claims. Mr. Douglas is also seeking the 250,000 shares of the Company's Series A Convertible Preferred Stock, which is not held by the Company, as a result of Mr. Dwyer's alleged breach of the promissory note.

On July 2, 2003 Marc Douglas obtained an emergency hearing to seek an Injunction or force the Company into Receivership. The Court granted a Temporary Injunction against the Company from issuing any additional securities, creating any new class of securities, preventing Scott Siegel from transferring, selling, or voting the 250,000 shares of series "A" shares or Preferred Stock. The Company is filing the necessary documents to obtain a hearing to remove the Injunction and believes it will be successful in having the Injunction lifted and removed from the lawsuit all together.

Richard A. Weiner Threatened Litigation

On June 12, 2003, the Company received notification of a potential lawsuit against the Company, Scott Siegel, Neil Dolgin, W. Michael Sessions, and John W. Meyers by Richard A. Weiner and his family members ("Weiner Group"). The Weiner Group alleges they are shareholders of the Company. According to the written notice, the Weiner Group is alleging that: i) the Company's 1-for10 reverse stock split, effective January 27, 2003, was not done in accordance with Florida corporate law; and ii) there has been unlawful manipulation of the Company's stock. The Weiner Group claims the alleged wrongful reverse stock split and the alleged manipulation of the Company's stock have caused them damages in excess of $1,000,000.

The Weiner Group is threatening to sue the Company for these alleged wrongful acts. The Company has not had an opportunity to fully evaluate the merits of the Weiner Group's claims. However, if the Weiner Group elects to file a lawsuit, the Company intends to vigorously defend itself against these claims.

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


ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second fiscal quarter, the Company issued the following securities:

(A) On March 5, 2003, 250,000 shares of common stock were issued to a Richard Dwyer for services performed pursuant to a verbal consulting agreement. Professional services expense amounting to $375,000 was recorded in the consolidated statement of operations for the six month period ended June 30, 2003 related to this transaction based on the market price of the common stock on the date of issuance. At the time of the transaction, Mr. Dwyer was not a member of the Board of Directors, an officer of the Company, or a significant shareholder. On August 21, 2003, Mr. Dwyer was appointed as CEO of the Company.

(B) On May 9, 2003, the Company borrowed $20,000 from an individual. There was no formal note related to the borrowing. On June 17, 2003, the Company repaid the advance through the issuance of 55,556 shares of common stock valued at the current trading price of $0.36 per share. In addition to the repayment of the advance, the Company also issued 2,944,444 shares of common stock to the same individual for consulting services rendered pursuant to a verbal consulting agreement. Professional services expense amounting to $1,060,000 was recorded in the consolidated statement of operations for the six month period ended June 30, 2003 related to this transaction based on the market price of the common stock on the date of issuance. As a result of these transactions, the individual owns a significant portion of the Company's outstanding common stock, and as such, is considered to be a related party.

(C) On June 13, 2003, the Company borrowed $30,000 from Dr. Martin Peskin in the form of a note payable, which bears interest at 8%per annum. Principal and interest on the note was due and payable in one lump sum on the maturity date of June 30, 2003. The proceeds of the note were used for working capital purposes. On June 17, 2003, the Company repaid the note through the issuance of 83,833 shares of common stock valued at the current trading price of $0.36 per share. In addition to the repayment of the note, the Company also issued 2,916,667 shares of common stock to the same individual for consulting services rendered pursuant to a verbal consulting agreement. Professional services expense amounting to $1,050,000 was recorded in the consolidated statement of operations for the six month period ended June 30, 2003 related to this transaction based on the market price of the common stock on the date of issuance. As a result of these transactions, the individual owns a significant portion of the Company's outstanding common stock, and as such, is considered to be a related party. Dr. Peskin was appointed as the Company's CEO on July 14, 2003, and resigned from this position on August 21, 2003.

(D) On June 19, 2003, the Company entered into consulting agreements with, Richard Dwyer and his brother, Mathew Dwyer. The consulting agreements provide for strategic planning services, and services relating to the identification, evaluation, structuring, negotiation, and closing of business acquisitions, and have a term of six months. In exchange for their services, the Company issued warrants to purchase 2,500,000 shares of common stock. The warrants have an exercise price of $0.03 per share and expire one year from the date of issuance. Of the 2,500,000 warrants, 1,800,000 were exercisable immediately. The balance, warrants to purchase 700,000 shares of common stock, will vest on October 1, 2003.

(E) On April 29, 2003, the Company borrowed $5,000 in the form of a note payable which bears interest at 8%. Principal and interest on the Note is due and payable in one lump sum on the maturity date of August 15, 2003. The proceeds of the Note are being used for working capital purposes. In connection with the note, the Company issued 50,000 shares of its common stock to the holder as inducement to provide financing. The shares were valued at the trading price of the common stock as of the date of the note. Interest expense amounting to $15,000 was recorded in the consolidated statement of operations for the six month period ended June 30, 2003 related to this transaction.

(F) On June 4, 2003, the Company borrowed $15,000 in the form of a note payable which bears interest at 8%. Principal and interest on the Note is due and payable in one lump sum on the maturity date of August 4, 2003. The proceeds of the Note are being used for working capital purposes. In connection with the note, the Company issued 25,000 shares of its common stock to the holder as inducement to provide financing. The shares were valued at the trading price of the common stock as of the date of the note. Interest expense amounting to $9,000 was recorded in the consolidated statement of operations for the six month period ended June 30, 2003 related to this transaction.

(G) The Company issued 50,000 shares to Mr. Scott Siegel representing the balance of the shares that were to be issued to Mr. Siegel in exchange for his subscription of $72,500, of which $41,000 has previously been paid.

All of these transactions were exempt under Section 4(2) of the Securities Act of 1933 based on the accredited status of the purchasers or pursuant to an exchange exempt under Section 3(a)(9) of the Securities Act of 1933.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 2003, the Company filed a PRE 14C Proxy Statement on May 20, 2003 the Company filed a DEF 14C then a DEFR 14C on June 12, 2003. The Proxy notice was for the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JUNE 10, 2003 9:00 AM, Pacific Standard Time, at the Courtyard Marriott located at 620 North University Drive, Coral Springs, Florida 33071, to consider and act upon the following proposals, as described in the accompanying Information Statement:

     1. To elect three (3) directors to serve until the next Annual Meeting of Shareholders and thereafter until their successors are elected and qualified;

     2. To amend the Articles of Incorporation of the Company to effectuate an increase in the number of shares of the Company's authorized common stock to 30 million shares;

     3. To adopt the Second Restated Articles of Incorporation for the purpose of consolidating previous amendments to the Company's Articles of Incorporation;

     4. To approve the TMI Holdings, Inc. 2003 Qualified Securities Plan;

     5. To ratify the TMI Holdings, Inc. 2003 Non-Qualified Securities Plan;

     6. To approve the Second Restated Bylaws of TMI Holdings, Inc.;

     7. To ratify the appointment of Berkowitz Dick Pollack & Brant LLP, Certified Public Accountants, as independent auditors of the Company for the fiscal year ending December 31, 2003; and

     8. To transact such other business as may properly come before the meeting or any adjournments thereof.

All the above listed items were approved and ratified by the Board on the 17th of June, 2003 after the shareholders meeting.

ITEM 5 OTHER INFORMATION

In July 2003, the Board appointed and elected Dr. Martin Peskin as a member of the Board of Directors following the resignation of Mr. Scott Siegel. Mr. Siegel remained as a member of the Board of Directors. In August 2003, Mr. Richard R. Dwyer was elected as CEO/President of the Company.

On June 27, 2003, the Company entered into a Letter of Intent to acquire Total Identity Group, Inc.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits 99.1 Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

(b) On June 17, 2003 the Company entered into consulting agreements with Richard Dwyer for Marketing and with Matthew P. Dwyer for Mergers & Acquisitions. The agreements are for a 6 months period with an option for the Company to extend them an additional 6 months.

Reports on Form 8-K

(c) On January 9, 2003, the Company filed a Current Report on Form 8-K regarding a series of transactions resulting in a change in control of the Company from Mr. Marc Douglas to Mr. Michael Session and Mr. John W. Meyers.

On February 11, 2003, the Company filed a Report on Form 8-K regarding the Company's acquisition of 100% of the outstanding stock of Kina'ole Development Corp. In this Form 8-K the Company stated it would be filing a subsequent Report on Form 8-K, which would include audited historical and pro forma financial statements for Kina'ole. The Company filed the amended Form 8-K with the audited historical and pro forma financial statement for Kina'ole on June 11, 2003.

(d) On February 21, 2003, the Company entered into a Stock Purchase Agreement with Mr. Sessions, Mr. Meyers, and Mr. Scott Siegel, whereby the Company agreed to issue 1,050,000 shares of common stock (1,000,000 has been issued to date) to Mr. Siegel, and Mr. Sessions and Mr. Meyers transferred a total of 250,000 shares of Series A Preferred Stock to Mr. Siegel, all in exchange for Mr. Siegel agreeing to pay approximately $72,500 in outstanding Company liabilities and $150,000 for outstanding amounts owed by Mr. Sessions and Mr. Meyers to Marc Douglas. On March 5, 2003, Mr. Sessions and Mr. Meyers resigned as directors of the Company and Mr. Siegel, who was not a related party to the Company at the time of the February 21, 2003 transaction, became an officer and director of the Company on March 5, 2003.

ITEM 7 SUBSEQUENT EVENTS

(a) On July 1, 2003 the Company filed an S8 Registration for 6 million shares of stock to be issued under Statutory and Non-Statutory Stock Option plans.

The Plans effective May 2, 2003, to provide us with flexibility and to conserve our cash resources in compensating certain of our technical, administrative and professional employees and consultants, constitute the first prospectus relating to issuances to our employees, consultants and others of up to 2,640,000 shares of common stock pursuant to our 2003 Qualified Securities Plan and 2003 Non-Qualified Securities Plan (the "Plans").

(b) On July 14, 2003 the Board Elected Martin Peskin as a member of the Board and temporary CEO/President at the same Scott Siegel resigned as CEO/President but remained a Board member.

(c) On August 19, 2003 the Company filed a Current Report on Form 8-K regarding a change in auditors. The Company terminated its relationship with Berkowitz Dick Pollack and Brant and retained HJ & Associates, LLP as their new auditors.

(d) On August 19, 2003 the Company entered into an investment banking agreement with Argilus, LLC.

(e) On August 21, 2003 the Board of TMI accepted the resignation of Martin Peskin as CEO/President and appointed Richard R. Dwyer, JR as the new CEO/President, Mr. Peskin remains a member of the Board.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     TMI Holdings, Inc.
Dated: September 9, 2003

By:   /s/ Richard Dwyer
--------------------------
Its:  Chief  Executive Officer,
      Chief Financial Officer and Secretary


Dated: September 9, 2003


By: /s/ Martin Peskin
--------------------------
Its: Director

                                  CERTIFICATION
                 OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

         I, Richard Dwyer, Chief Executive Officer and Chief Financial Officer of the registrant, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

         (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 9, 2003

       /s/ Richard Dwyer
       -------------------------------
       Chief Executive Officer and
       Chief Financial Officer