Form 10QSB
period 2003-09-30
TOTAL IDENTITY CORP
filed 2003-11-21
CIK 1016611

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from July 1, 2003 to September 30, 2003.


                                   000-30011
                             COMMISSION FILE NUMBER


                              TOTAL IDENTITY CORP.
             (Exact name of registrant as specified in its charter)


                    FLORIDA                                65-0309540
                    -------                                ----------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)


         11924 FOREST HILL BLVD., SUITE 22-204
                        WELLINGTON, FL                         33414
--------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2003, there were 9,164,671 shares of common stock issued and outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                                  Yes [ ] No [X]

                                       TMI
                                 HOLDINGS, INC.


                                TABLE OF CONTENTS


                                     PART I

   Item 1    Consolidated Financial Statements                                  3

             Consolidated Balance Sheet as of September 30, 2003 (unaudited)    3

             Consolidated Statements of Operations for the Three Months Ended
             September 30, 2003 and September 30, 2002 (unaudited)              5

             Consolidated Statements of Cash Flows for the Three Months Ended
             September 30, 2003 and September 30, 2002 (unaudited)              9

             Notes to Consolidated Financial Statements (unaudited)             11

   Item 2    Management's Discussion and Analysis of Financial                  21
             Condition or Plan of Operations

   Item 3    Controls and Procedures                                            24


                              PART II

   Item 1    Legal Proceedings                                                  24

   Item 2    Changes in Securities and Use of Proceeds                          25

   Item 3    Defaults Upon Senior Securities                                    26

   Item 4    Submission of Matters to a Vote of Security Holders                26

   Item 5    Other Information                                                  27

   Item 6    Exhibits and Reports on Form 8-K                                   27

   Item 7    Subsequent Events                                                  28


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

                      TOTAL IDENTITY CORP. AND SUBSIDIARIES
                          (Formerly TMI HOLDINGS, INC.)
                           Consolidated Balance Sheets


                                     ASSETS

                                      September 30,         December 29,
                                          2003                  2002
                                      ------------            --------
                                      (Unaudited)
CURRENT ASSETS

   Cash                               $         --            $  4,619
   Prepaid expenses                             --               3,222
                                      ------------            --------

     Total Current Assets                       --               7,841
                                      ------------            --------

TOTAL ASSETS                          $         --            $  7,841
                                      ============            ========



        The accompanying notes are an integral part of these consolidated financial statements.

                      TOTAL IDENTITY CORP. AND SUBSIDIARIES
                          (Formerly TMI HOLDINGS, INC.)
                           Consolidated Balance Sheets


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                              September 30,         December 29,
                                                                  2003                 2002
                                                               -----------          -----------
                                                               (Unaudited)
CURRENT LIABILITIES
Bank overdraft                                                 $    11,789          $        --
Accounts payable                                                    72,344                   --
Accrued expenses                                                   498,472               98,944
Accrued settlement payable                                         165,000
Related party loans                                                 35,106                   --
Accrued interest payable                                               130                   --
Notes payable                                                        4,715                   --
                                                               -----------          -----------

  Total Current Liabilities                                        787,556               98,944
                                                               -----------          -----------

  Total Liabilities                                                787,556               98,944
                                                               -----------          -----------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series "A" $0.01 par value,
 1,500,000 shares authorized; 250,000 shares
 issued and outstanding                                              2,500                2,500
Preferred stock, Series "B" $0.01 par value,
 500,000 shares authorized; -0- issued and outstanding                  --                   --
Common stock, $0.01 par value, 30,000,000 shares
 authorized; 9,164,671 and 189,671 shares issued
 and outstanding, respectively                                      91,647                1,897
Additional paid-in capital                                       7,457,652            3,850,664
Accumulated deficit                                             (8,339,355)          (3,946,164)
                                                               -----------          -----------

Total Stockholders' Equity (Deficit)                              (787,556)             (91,103)
                                                               -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                              $        --          $     7,841
                                                               ===========          ===========




        The accompanying notes are an integral part of these consolidated financial statements.

                      TOTAL IDENTITY CORP. AND SUBSIDIARIES
                          (Formerly TMI HOLDINGS, INC.)
                      Consolidated Statement of Operations
                                   (Unaudited)


                                   For the Three Months Ended          For the Nine Months Ended
                                          September 30,                        September 30,
                                  -----------------------------       -----------------------------
                                     2003              2002              2003              2002
                                  -----------       -----------       -----------       -----------
SALES, NET                        $        --       $        --       $        --       $        --
                                  -----------       -----------       -----------       -----------

EXPENSES

  Professional Fees                   505,033                --         3,861,392                --
  Settlement expense                  185,000                --           185,000                --
  General and administrative           85,654            45,585           140,455           133,942
                                  -----------       -----------       -----------       -----------

     Total Expenses                   775,687            45,585         4,186,847           133,942
                                  -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                 (775,687)          (45,585)       (4,186,847)         (133,942)
                                  -----------       -----------       -----------       -----------

OTHER INCOME
 (EXPENSES)

   Interest income                         --            24,664                --            74,251
   Interest Expense                        --                --           (24,130)               --
                                  -----------       -----------       -----------       -----------

     Total Other Income
      (Expenses)                           --            24,664           (24,130)           74,251
                                  -----------       -----------       -----------       -----------

LOSS BEFORE
 DISCONTINUED
 OPERATIONS                          (775,687)          (20,921)       (4,210,977)          (59,691)

DISCONTINUED
 OPERATIONS                           (65,101)               --          (182,214)               --
                                  -----------       -----------       -----------       -----------

NET LOSS                          $  (840,788)      $   (20,921)      $(4,393,191)      $   (59,691)
                                  ===========       ===========       ===========       ===========

BASIC LOSS PER SHARE              $     (0.09)      $     (0.06)      $     (1.09)      $     (0.18)
                                  ===========       ===========       ===========       ===========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                        9,164,671           346,388         4,032,308           325,554
                                  ===========       ===========       ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      TOTAL IDENTITY CORP. AND SUBSIDIARIES
                          (Formerly TMI HOLDINGS, INC.)
                 Consolidated Statements of Stockholders' Equity



                                 Preferred Stock,         Preferred Stock,
                                   Series "A"                Series "B"              Common Stock
                             ----------------------  ----------------------  -------------------------    Additional
                                                                                                           Paid-In      Accumulated
                               Shares      Amount      Shares      Amount       Shares       Amount        Capital       Deficit
                             ---------  -----------  ---------  -----------  -----------   -----------   -----------   -----------
Balance at fiscal 2001         250,000  $     2,500         --  $        --      304,721   $     3,047   $ 4,499,513   $(3,322,639)

  Common stock issued               --           --         --           --       41,667           417        24,583            --

  Common stock retired              --           --         --           --     (156,717)       (1,567)     (673,432)           --

  Net loss for fiscal 2002          --           --         --           --           --            --            --      (623,525)
                             ---------  -----------  ---------  -----------  -----------   -----------   -----------   -----------

  Balance, fiscal 2002         250,000        2,500         --           --      189,671         1,897     3,850,664    (3,946,164)

  Series B Preferred Stock
   issued in acquisition of
   Kina'Ole (unaudited)             --           --    500,000        5,000           --            --      (189,776)           --

  Common stock issued for
   professional services at
   $1.50 per share
   (unaudited)                      --           --         --           --      250,000         2,500       372,500            --

  Common stock issued in
   exchange for accounts
   payable at $0.07 per
   share (unaudited)                --           --         --           --    1,050,000        10,500        62,000            --

Common stock issued as
   incentive for debt
   financing at $0.30 per
   share (unaudited)                --           --         --           --       50,000           500        14,500            --
                             ---------  -----------  ---------  -----------  -----------   -----------   -----------   -----------
Balance Forward                250,000  $     2,500    500,000  $     5,000    1,539,671   $    15,397   $ 4,109,888   $(3,946,164)
                             ---------  -----------  ---------  -----------  -----------   -----------   -----------   -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      TOTAL IDENTITY CORP. AND SUBSIDIARIES
                          (Formerly TMI HOLDINGS, INC.)
           Consolidated Statements of Stockholders' Equity (Continued)

                                 Preferred Stock,         Preferred Stock,
                                   Series "A"                Series "B"              Common Stock
                             ----------------------  ----------------------  -------------------------    Additional
                                                                                                           Paid-In      Accumulated
                               Shares      Amount      Shares      Amount       Shares       Amount        Capital       Deficit
                             ---------  -----------  ---------  -----------  -----------   -----------   -----------   -----------
  Balance Forward                250,000 $    2,500     500,000  $     5,000    1,539,671 $    15,397   $ 4,109,888   $(3,946,164)

  Common stock issued as
   incentive for debt
   financing at $0.36 per
   share (unaudited)                  --         --          --           --       25,000         250         8,750            --

  Common stock issued for
   extinguishment of debt and
   for professional services
   at $0.36 per share
   (unaudited)                        --         --          --           --    3,000,000      30,000     1,050,000            --

  Common stock issued for
   extinguishment of debt and
   for professional services
   at $0.36 per share
   (unaudited)                        --         --          --           --    3,000,000      30,000     1,050,000            --

  Warrants issued to
   Related parties for
   professional services
   rendered (unaudited)               --         --          --           --           --          --       640,601            --

  Common stock issued to
   related parties for
   conversion of warrants
   at $0.03 per share
   (unaudited)                        --         --          --           --    1,600,000      16,000        32,000            --

  Sale of subsidiary (Kina'Ole
   Development Corporation)
   (unaudited)                        --         --    (500,000)      (5,000)          --          --       317,290            --
                              ---------- ---------- -----------  -----------  ----------- -----------   -----------   -----------
Balance Forward                  250,000 $    2,500          --  $        --    9,164,671 $    91,647   $ 7,208,529   $(3,946,164)
                              ---------- ---------- -----------  -----------  ----------- -----------   -----------   -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      TOTAL IDENTITY CORP. AND SUBSIDIARIES
                          (Formerly TMI HOLDINGS, INC.)
           Consolidated Statements of Stockholders' Equity (Continued)


                                 Preferred Stock,         Preferred Stock,
                                   Series "A"                Series "B"              Common Stock
                             ----------------------  ----------------------  -------------------------    Additional
                                                                                                           Paid-In      Accumulated
                               Shares      Amount      Shares      Amount       Shares       Amount        Capital       Deficit
                             ---------  -----------  ---------  -----------  -----------   -----------   -----------   -----------

Balance Forward                  250,000  $    2,500         --  $     --      9,164,671  $    91,647    $ 7,208,529   $(3,946,164)

Warrants issued to
   Related parties for
   professional services
   rendered (unaudited)               --          --         --        --             --           --        249,123            --

Net loss for the nine months
   ended September 30, 2003--
   (unaudited)                        --          --         --        --             --           --             --    (4,393,191)
                               ---------  ----------  ---------  --------  -  ----------  -----------    -----------   -----------
  Balance, September 30,
   2003 (unaudited)              250,000  $    2,500         --  $     --      9,164,671  $    91,647    $ 7,457,652   $(8,339,355)
                              ==========  ==========  =========  ========      =========  ===========    ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      TOTAL IDENTITY CORP. AND SUBSIDIARIES
                          (Formerly TMI HOLDINGS, INC.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                     For the Nine Months Ended
                                                                                           September 30,
                                                                                     2003                 2002
                                                                                 -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $(4,393,191)         $   (59,691)
   Adjustments to reconcile net loss to net cash
     used by operations:
   Depreciation expense                                                                  151                   --
   Common stock issued for services                                                2,485,000               25,000
   Common stock issued as incentive for financing                                     24,000                   --
   Warrants issued for services                                                      889,724                   --
Changes in assets and liabilities:
   Decrease in interest receivable                                                        --               29,778
   Decrease in escrow receivable                                                          --               25,000
   Decrease in prepaid expenses and deposits                                           1,217                1,745
   (Increase) in construction in progress                                            (48,036)                  --
   Increase in accounts payable                                                      177,364                   --
   Increase (decrease) in accrued expenses                                           569,885              (29,861)
                                                                                 -----------          -----------

   Net Cash Used by Operating Activities                                            (293,886)              (8,029)
                                                                                 -----------          -----------

   CASH FLOWS FORM INVESTING ACTIVITIES

     Expenditures for the purchase of equipment                                       (1,008)                  --
     Investment in related party joint venture                                       (13,105)                  --
     Preferred stock issued in acquisition of Kina Ole Development Corp.              20,000                   --
     Cash disposed in sale of Kina Ole Development Corp.                              (3,618)                  --
     Cash acquired in acquisition of Kina Ole Development Corp.                       27,847                   --
                                                                                 -----------          -----------

       Net Cash Provided by Investing Activities                                      30,116                   --
                                                                                 -----------          -----------

   CASH FLOWS FROM FINANCING ACTIVITIES

   Bank overdraft                                                                     11,789
   Proceeds from related party loans                                                 202,215                   --
   Repayments of related party advances                                              (13,416)                  --
   Proceeds from the conversion of warrants                                           48,000                   --
   Repayment of notes payable                                                        (15,285)                  --
   Proceeds from notes payable                                                        25,848                   --
                                                                                 -----------          -----------

   Net Cash Provided by Financing Activities                                         259,151                   --
                                                                                 -----------          -----------

   NET DECREASE IN CASH                                                               (4,619)              (8,029)

   CASH AT BEGINNING OF PERIOD                                                         4,619               27,799
                                                                                 -----------          -----------

   CASH AT END OF PERIOD                                                         $        --          $    19,770
                                                                                 ===========          ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      TOTAL IDENTITY CORP. AND SUBSIDIARIES
                          (Formerly TMI HOLDINGS, INC.)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                   2003                 2002
                                                                                -----------          -----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

CASH PAID FOR:
   Interest                                                                     $       285          $        --
   Income taxes                                                                 $        --          $        --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                                             $ 2,485,000          $    25,000
   Common stock issued as incentive for financing                               $    24,000          $        --
   Common stock issued for accounts payable                                     $    72,500          $        --
   Preferred stock issued for acquisition of Kina'Ole Development Corp.         $    20,000          $        --
   Warrants issued for services                                                 $   889,724          $        --



   In connection with the acquisition of Kina'Ole Development Corp., assets acquired and liabilities assumed are as follows:

     Assets acquired, including cash acquired of $27,847                        $   972,673
     Liabilities assumed                                                         (1,177,449)
                                                                                -----------
                                                                                $  (204,776)


   In connection with the sale of Kina'Ole Development Corp., assets disposed and liabilities transferred are as follows:

     Assets disposed, including cash disposed of $3,618                         $  (651,327)
     Liabilities transferred                                                      1,038,317
     Transaction costs                                                              (69,700)
                                                                                -----------
                                                                                $   317,290
                                                                                ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      TOTAL IDENTITY CORP. AND SUBSIDIARIES
                          (Formerly TMI HOLDINGS, INC.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 29, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


NOTE 2 -      RELATED PARTY TRANSACTIONS

              During the period ended December 29, 2002, officers of the Company's subsequently wholly-owned subsidiary, Kina'Ole, and significant shareholders of the Company advanced Kina'Ole $50,144 in cash and property. The advances were expected to be repaid upon the completion and sale of certain projects under construction, which were expected to be within the next twelve months. As the advances were short-term in nature, no interest was being charged or accrued. This obligation was transferred to the buyers of Kina'Ole on September 30, 2003. See Note 7.

              During the period ended December 29, 2002, the Company's subsequently wholly-owned subsidiary, Kina'Ole, entered into a joint venture agreement with a close relative of an officer and significant shareholder of the Company. The joint venture agreement provided for the construction of one home on land that had been contributed to the joint venture by the related party. As of September 30, 2003, and December 29, 2002, the Company's investment in the related party joint venture was $109,775 and $-0-, respectively. This investment was transferred to the buyers of Kina'Ole on September 30, 2003. See Note 7.

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

                      TOTAL IDENTITY CORP. AND SUBSIDIARIES
                          (Formerly TMI HOLDINGS, INC.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 2 -      RELATED PARTY TRANSACTIONS (Continued)

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

              On March 5, 2003, 250,000 shares of common stock were issued to a Richard Dwyer for services performed pursuant to a verbal consulting agreement. Professional services expense amounting to $375,000 was recorded in the consolidated statement of operations for the nine month period ended September 30, 2003 related to this transaction based on the market price of the common stock on the date of issuance. At the time of the transaction, Mr. Dwyer was not a member of the Board of Directors, an officer of the Company, or a significant shareholder. On August 21, 2003, Mr. Dwyer was appointed as CEO of the Company.

              On May 9, 2003, the Company borrowed $20,000 from an individual. There was no formal note related to the borrowing. On June 17, 2003, the Company repaid the advance through the issuance of 55,556 shares of common stock valued at the current trading price of $0.36 per share. In addition to the repayment of the advance, the Company also issued 2,944,444 shares of common stock to the same individual for consulting services pursuant to a verbal consulting agreement. Professional services expense of $1,060,000 was recorded in the consolidated statement of operations for the nine month period ended September 30, 2003 related to this transaction based on the market price of the common stock on the date of issuance. As a result of these transactions, the individual owns a significant portion of the Company's outstanding common stock, and as such, is considered to be a related party.

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

                      TOTAL IDENTITY CORP. AND SUBSIDIARIES
                          (Formerly TMI HOLDINGS, INC.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 2 -      RELATED PARTY TRANSACTIONS (Continued)

              Professional services expense amounting to $1,050,000 was recorded in the consolidated statement of operations for the nine month period ended September 30, 2003 related to this transaction based on the market price of the common stock on the date of issuance. As a result of these transactions, the individual owns a significant portion of the Company's outstanding common stock, and as such, is considered to be a related party. Dr. Peskin was appointed as the Company's CEO on July 14, 2003, and resigned from this position on August 21, 2003.

              On June 19, 2003, the Company entered into consulting agreements with, Richard Dwyer and his brother, Mathew Dwyer. The consulting agreements provide for strategic planning services, and services relating to the identification, evaluation, structuring, negotiation, and closing of business acquisitions, and have a term of six months. In exchange for their services, the Company issued warrants to purchase 2,500,000 shares of common stock. The warrants have an exercise price of $0.03 per share and expire one year from the date of issuance. Of the 2,500,000 warrants, 1,800,000 were exercisable immediately. The balance, warrants to purchase 700,000 shares of common stock, will vest on October 1, 2003. Based on an exercise price of $0.03 per share, a current trading price of $0.36 per share, volatility of 397.8%, and a risk free interest rate of 3.45%, the warrants have a fair value of $0.36 per share, or $889,724 in total. Richard Dwyer was appointed as CEO of the Company on August 21, 2003. As such, his consulting agreement was terminated, and the entire value of the warrants issued to him were expensed in the current period. Professional services expense amounting to $640,601 was recorded in the consolidated statement of operations for the six month period ended June 30, 2003 related to these transactions. The balance, of $249,123 was recorded as expense during the three months ended September 30, 2003, as the term of Mathew Dwyer's agreement has expired and as his warrants have fully vested. Due to Richard Dwyer's appointment as CEO, and his relationship to Mathew Dwyer, both are considered to be related parties.

              During the nine months ended September 30, 2003, shareholders and board members have advanced the Company $48,522 in cash for operating expenses. The advances are considered to be short-term in nature and are not accruing interest. As of September 30, 2003, the Company has repaid $13,416 of the advances, leaving a related party loan balance of $35,106.

              During the nine months ended September 30, 2003 officers of the Company's wholly-owned subsidiary, Kina'Ole, and significant shareholders of the Company advanced the Kina'Ole $57,109 in cash. The advances were expected to be repaid upon the completion and sale of certain projects under construction, which was expected to be within the next twelve months. As the advances were short-term in nature, no interest was being charged or accrued. This obligation was transferred to the buyers of Kina'Ole on September 30, 2003. See Note 7.

              On July 1, 2003, Richard Dwyer and Mathew Dwyer exercised warrants to purchase 1,600,000 shares of common stock in exchange for $48,000 in cash.

                      TOTAL IDENTITY CORP. AND SUBSIDIARIES
                          (Formerly TMI HOLDINGS, INC.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002


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

              During the second quarter, the Company determined that, due to an error in the interpretation of the series of events as described above, including the reverse stock split and the change in par value of the common stock, the disclosures relating to these items had been misstated in the December 29, 2002, audited consolidated financial statements, and in the March 30, 2003, quarterly consolidated financial statements. The effect of these misstatements was limited to a reclassification between the dollar value of common stock, and additional paid-in capital in the December 29, 2002, financial statements, and a misstatement of the number of authorized shares in the March 30, 2003, quarterly financial statements. These amounts have been reclassified to reflect the correct balances and figures as of September 30, 2003.

              Debt Issuances

              On April 29, 2003, the Company borrowed $5,000 in the form of a note payable which bears interest at 8%. Principal and interest on the Note is due and payable in one lump sum on the maturity date of August 15, 2003. The proceeds of the Note are being used for working capital purposes. In connection with the note, the Company issued 50,000 shares of its common stock to the holder as inducement to provide financing. The shares were valued at the trading price of the common stock as of the date of the note. Interest expense amounting to $15,000 was recorded in the consolidated statement of operations for the nine month period ended September 30, 2003 related to this transaction.

                      TOTAL IDENTITY CORP. AND SUBSIDIARIES
                          (Formerly TMI HOLDINGS, INC.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 4 -      OTHER SIGNIFICANT EVENTS (Continued)

              On June 4, 2003, the Company borrowed $15,000 in the form of a note payable which bears interest at 8%. Principal and interest on the Note is due and payable in one lump sum on the maturity date of August 4, 2003. The proceeds of the Note are being used for working capital purposes. In connection with the note, the Company issued 25,000 shares of its common stock to the holder as inducement to provide financing. The shares were valued at the trading price of the common stock as of the date of the note. Interest expense amounting to $9,000 was recorded in the consolidated statement of operations for the nine month period ended September 30, 2003 related to this transaction. The note was paid in full as of September 30, 2003.

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

              Settlement of Lawsuit

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

              This lawsuit was settled on October 2, 2003, for a series of payments totaling $185,000. As of September 30, 2003, $20,000 of this settlement has been paid, with the remaining payments, of $165,000 to be paid in monthly installments over six months. The full amount of this obligation has been included in accrued liabilities.

                      TOTAL IDENTITY CORP. AND SUBSIDIARIES
                          (Formerly TMI HOLDINGS, INC.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 5 -      CONTINGENCIES

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


NOTE 6 -      ACQUISITION OF KINA'OLE DEVELOPMENT CORPORATION

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


NOTE 7 -      SALE OF KINA'OLE DEVELOPMENT CORPORATION

              On September 30, 2003 the Company entered into an agreement with two shareholders to exchange the 500,000 outstanding shares of Series B Preferred Stock, held by the two shareholders, for all of the shares held by the Company of the wholly-owned subsidiary Kina'ole Development Corporation. In addition, upon settlement of a pending lawsuit (See Note 4) the Company agreed to issue 120,000 additional shares of Common Stock to the two shareholders. Also, the Company agreed to pay certain obligations to the two shareholders in the amount of $13,500. All operating results of Kina'ole have been included in discontinued operations as of September 30, 2003. No tax benefit has been attributed to the discontinued operations.

                      TOTAL IDENTITY CORP. AND SUBSIDIARIES
                          (Formerly TMI HOLDINGS, INC.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 7 -      SALE OF KINA'OLE DEVELOPMENT CORPORATION (Continued)

              The following is a summary of the loss from discontinued operations resulting from the sale of Kina'ole:

                                                                               For the               For the
                                                                            Three Months           Nine Months
                                                                               Ended                 Ended
                                                                           September 30,          September 30,
                                                                                2003                  2003
                                                                        ------------------    ------------------
              SALES, NET                                                $                -    $                -
                                                                        ------------------    ------------------

              EXPENSES

                Salaries and wages                                                  45,000               135,000
                General and administrative expense                                  20,101                47,214
                                                                        ------------------    ------------------

                   Total Expenses                                                   65,101               182,214
                                                                        ------------------    ------------------

              LOSS FROM OPERATIONS                                                 (65,101)             (182,214)
                                                                        ------------------    ------------------

              OTHER INCOME (EXPENSE)                                                     -                     -
                                                                        ------------------    ------------------

              NET LOSS FROM DISCONTINUED
                OPERATIONS                                              $          (65,101)   $         (182,214)
                                                                        ==================    ==================



NOTE 8 -      GOING CONCERN

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

              The Company's current plans going forward are to pursue the acquisition of undervalued and/or unused manufacturing assets. The Company has identified a number of opportunities, and is in very early discussions with potential acquisition candidates, but has not agreed to terms or entered into a binding letter of intent or similar agreement with any acquisition candidates. Management believes that, based upon the current operating plan of divesting the majority of the Company's ownership of Kina'ole and pursuing the acquisition of undervalued and/or unused manufacturing assets, the Company's existing working capital will not be sufficient to fund its acquisition activities and the ongoing expenses of a reporting company through December 28, 2003. If the Company is not successful in identifying and acquiring

                      TOTAL IDENTITY CORP. AND SUBSIDIARIES
                          (Formerly TMI HOLDINGS, INC.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 8 -      GOING CONCERN (Continued)

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


NOTE 9 -      SUBSEQUENT EVENTS

              Consulting Agreement Extension

              On October 2, 2003, the Company entered into a consulting services contract extension with Mathew Dwyer whereby his previous consulting agreement was extended for an additional six months. In exchange the Company granted Mr. Dwyer warrants to purchase an additional 750,000 shares of common stock at an exercise price of $0.03 per share.

              Consulting Agreement

              On October 8, 2003, the Company entered into a one-year consulting agreement whereby the consulting group agreed to provide consulting services relating to the acquisition of target companies and the pursuit of capital funding. If the consulting firm successfully negotiates a business combination, a success fee of $75,000, or 6.0% of the transaction amount, whichever is greater, will be payable upon the first closing. If the consulting firm successfully negotiates a capital funding, a success fee of $75,000 or a percentage of the raised capital (from 1.0% to 7.0% depending on the type of financing obtained), whichever is greater, will be payable upon the first closing. In addition, the Company has also agreed to pay 1,000,000 shares of common stock and warrants to purchase 1% of the Company's total outstanding common stock upon the successful completion of the private placement.

              Exercise of Warrants by Related Parties

              On October 9, 2003, Richard Dwyer, CEO, exercised warrants to purchase 100,000 shares of common stock in exchange for $3,000 in cash.

              On October 9, 2003 Mathew Dwyer exercised warrants to purchase 900,000 shares of common stock in exchange for $27,000 in cash.

                      TOTAL IDENTITY CORP. AND SUBSIDIARIES
                          (Formerly TMI HOLDINGS, INC.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 9 -      SUBSEQUENT EVENTS (Continued)

              Stock Issuances

              On October 9, 2003, the Company issued 500,000 shares of common stock to a member of the Company's Board of Directors for services rendered. The shares were valued at $0.51 per share, which represents the trading price of the Company's common stock as of September 30, 2003. The Company has accrued $255,000 of professional fees related to these services as of September 30, 2003.

              On October 9, 2003, the Company issued 125,000 shares of common stock to Mathew Dwyer, CEO, for services rendered during the first week of October 2003 relating to the execution of the asset purchase agreement(See below).

              On October 9, 2003, the Company issued 250,000 shares of common stock in conjunction with the asset purchase agreement (See below).

              On October 9, 2003, the Company issued 120,000 shares of common stock in conjunction with the sale of Kina'ole Development Corporation. See Note 7.

              Asset Purchase Agreement

              On October 13, 2003, the Company finalized an Asset Purchase Agreement with a corporation out of Florida for all of the rights and ownership of its technology, software, firmware accounts, marketing material used in its Factory/Automation Division. In exchange for the above assets the Company would issue 250,000 restricted shares of common stock. The agreement carries a non-performance clause which if not obtained may cost the Company an additional $100,000.

              Acquisition of Total Identity Systems Corporation

              Effective on October 13, 2003, the Company completed an acquisition of all of the issued and outstanding shares of Total Identity Systems Corp., a New York corporation. Total Identity Systems is a privately held, Rochester, New York-based custom sign manufacturer servicing local, regional and national accounts.

              Initially, the Company purchased newly issued shares of Total Identity Systems in an amount equal to 60% of the issued and outstanding shares of Total Identity Systems. The purchase price for those shares was $1,000,000, of which $150,000 was paid at the closing and the balance is payable in three installments prior to December 31, 2003.

              Immediately following the acquisition, the Company purchased the remaining 40% interest in Total Identity Systems from Robert David, former CEO of Total Identity Systems. The purchase price for the 40% interest was $800,000, which is payable in monthly installments over a period of three years commencing in April 2004. The $800,000 promissory note evidencing the purchase price has been guaranteed by Total Identity Systems. All of the shares purchased by the Company have been pledged to Mr. David as security for the Company's obligations under both stock purchase agreements. If the Company defaults in the payment of its obligations under either of

                      TOTAL IDENTITY CORP. AND SUBSIDIARIES
                          (Formerly TMI HOLDINGS, INC.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 9 -      SUBSEQUENT EVENTS (Continued)

              Acquisition of Total Identity Systems Corporation (Continued)

              the stock purchase agreements, Robert David may reacquire the Total Identity Systems Corp. shares purchased by the Company.

              In connection with the acquisition, (a) Total Identity Systems entered into a three-year employment agreement with Charles Finzer to serve as the President of Total Identity Systems, and (b) the Company entered into a three-year employment agreement with Robert David to serve as a vice president of the Company. Total Identity Systems also entered into a ten-year lease with 2340 Townline Road Corporation, a company wholly owned by Robert David, covering the Rochester, New York facilities where Total Identity Systems currently operates. The lease has been guaranteed by the Company.

              The Company paid the $150,000 downpayment against the purchase price for the shares acquired from Total Identity Systems through a 12% convertible debenture in the principal amount of $150,000 sold by the Company to Argilus Capital, LLC. The principal amount of the debenture is to be repaid on January 10, 2004 from the proceeds of a financing proposed to be placed by Argilus Capital; provided, that if the financing is not completed by January 10, 2004, Argilus Capital's sole recourse for repayment of the debenture shall be from the proceeds of sale of 400,000 shares of the Company's common stock provided as additional consideration to Argilus Capital by a shareholder of the Company. Interest on the debenture is payable monthly, at the rate of 12% per annum, commencing November 1, 2003. Repayment of the debenture has been guaranteed by Richard R. Dwyer, President of the Company

              As a result of, and in anticipation of this transaction, the Company, on September 9, 2003, amended its articles of incorporation to formally change its name to Total Identity Corp.

              Resignation of Chief Executive Officer

              On November 14, 2003, Richard Dwyer submitted his resignation as President and CEO. The Company's Board of Directors then appointed Mr. Philip Mistretta as the new President, CEO, and Chairman of the Board. Mr. Jeffery Hoffman was appointed as the new CFO and Secretary of the Company. Mr. Dwyer was then appointed to serve as the Company's Executive Vice President.

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

Overview

As a result of the sale of its business units that was completed on August 27, 2001, the Company had no subsidiaries or active business operations during the year ended December 29, 2002 and for the period ended January 31, 2003. Accordingly, the accompanying consolidated Statement of Operations for the three months ended September 30, 2003 and the accompanying Statement of Operations for the three months ended September 30, 2002 reflect none of the Company's former business operations.

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

On September 30, 2003 the Company entered into an agreement with two shareholders to exchange the 500,000 outstanding shares of Series B Preferred Stock, held by the two shareholders, for all of the shares held by the Company of the wholly-owned subsidiary Kina'ole Development Corporation. All operating results of Kina'ole have been included in discontinued operations as of September 30, 2003. No tax benefit has been attributed to the discontinued operations.

Report of Independent Certified Public Accountants

Our independent auditors have issued their report dated May 23, 2003 with an explanatory paragraph stating that the audited financial statements of the Company for the fiscal year ending December 29, 2002 have been prepared assuming the Company will continue as a going concern.

Critical Accounting Policies
None

Three Months Ended September 30, 2003

Revenues

The Company had no business operations during the fiscal year ended December 29, 2002 and there were no revenues for the three months ended September 30, 2003 and September 30, 2002, respectively.

Expenses

Total expenses increased $730,102 from $(45,585) for the three months of fiscal 2002 to $(775,687) for the three months of fiscal 2003. The $730,102 in total expenses for the three months ended September 30, 2003, consisted of $505,033 for professional fees, $185,000 for Settlement expenses and $85,654 for general and administration expenses and other costs associated with the Company's ongoing Securities and Exchange Commission reporting obligations.

Net Losses

Net losses for the three-month period ended September 30, 2003 were $840,788 as compared to $20,921 for the three-month period ended September 30, 2002. The higher net loss figure for the three-months ended September 30, 2003 as compared to the same period last year is a result of the increase in professional fees, the Settlement expenses and the increase in general and administration expenses discussed above partially offset by $24,664 of interest income recorded during the three months ended September 30, 2002.

The basic and diluted loss per share for the quarter ended September 30, 2003, based on a weighted average number of shares of 9,164,671 was $(.09) per share, compared with the basic and diluted loss per share of $ (0.06) based on a weighted average number of shares of 346,388 for the quarter ended September 30, 2002.

Nine Months Ended September 30, 2003

Revenues

The Company had no business operations during the fiscal year ended December 29, 2002 and there were no revenues for the nine months ended September 30, 2003 and September 30, 2002, respectively.

Expenses

Total expenses increased $4,052,905 from $(133,942) for the nine months of fiscal 2002 to $(4,186,847) for the nine months of fiscal 2003. The $4,186,847 in total expenses for the nine months ended September 30, 2003, consisted of $3,861,392 for professional fees, $185,000 for Settlement expenses and $140,455 for general and administration expenses and other costs associated with the Company's ongoing Securities and Exchange Commission reporting obligations.

Net Losses

Net losses for the nine-month period ended September 30, 2003 were $4,393,191 as compared to $59,691 for the nine-month period ended September 30, 2002. The higher net loss figure for the three-months ended September 30, 2003 as compared to the same period last year is a result of the increase in professional fees, the Settlement expenses and the increase in general and administration expenses discussed above partially offset by $74,251 of interest income recorded during the nine months ended September 30, 2002.

The basic and diluted loss per share for the nine months ended September 30, 2003, based on a weighted average number of shares of 4,032,308 was $1.09 per share, compared with the basic and diluted loss per share of $0.18 based on a weighted average number of shares of 325,554 for the nine months ended September 30, 2002.


Liquidity and Capital Requirements

As of September 30, 2003, the Company had total current assets totaling $ 0. The Company's total assets as of September 30, 2003 amounted to $ 0.

The Company's total liabilities were $787,556 as of September 30, 2003, all of which are current, and stockholders' deficit amounted to $787,556.

As of September 30, 2003, the Company has $0 of working capital and is illiquid. The Company has also suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that, based upon the current operating plan, by divesting the Company's ownership of Kina'ole and pursuing the acquisition of undervalued and/or unused manufacturing assets, the Company's existing working capital will not be sufficient to fund its acquisition activities and the ongoing expenses of a reporting company through December 31, 2003. If the Company is not successful in identifying and acquiring undervalued and/or unused manufacturing assets which produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations, seek protection under existing bankruptcy laws or cease doing business. If additional funds are raised through the issuance of equity securities, the percentage of ownership of the Company's then common stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

There can be no assurance that the Company will be able to identify and acquire undervalued and/or unused manufacturing assets, which produce positive cash flows from operations or raise any additional capital necessary to achieve its current operating plan.


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

This lawsuit was settled on October 2, 2003, for a series of payments totaling $185,000. As of September 30, 2003, $20,000 of this settlement has been paid, with the remaining payments, of $165,000 to be paid in monthly installments over six months. The full amount of this obligation has been included in accrued liabilities. The Injunction that had been in effect against the Company was removed on October 7, 2003.

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

The Weiner Group has threatened to sue the Company for these alleged wrongful acts. The Company has not had an opportunity to fully evaluate the merits of the Weiner Group's claims. However, if the Weiner Group elects to file a lawsuit, the Company intends to vigorously defend itself against these claims.

GeneralMatters

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


ITEM 2 Changes in Securities and Use of Proceeds

On February 21, 2003, the Company entered into a Stock Purchase Agreement with its then-current directors, Mr. W. Michael Sessions and John W. Meyers, and Mr. Scott Siegel, whereby the Company agreed to issue 1,050,000 shares of common stock (1,050,000 has been issued to date), restricted in accordance with Rule 144, to Mr. Siegel, and Mr. Sessions and Mr. Meyers transferred 250,000 shares of Series A Preferred Stock to Mr. Siegel, all in exchange for Mr. Siegel agreeing to pay approximately $72,500 in outstanding Company liabilities and $150,000 for outstanding amounts owed by Mr. Sessions and Mr. Meyers to Marc Douglas. On March 5, 2003, Mr. Sessions and Mr. Meyers resigned as directors of the Company and Mr. Siegel, who was not a related party to the Company at the time of the transaction, became an officer and director of the Company on March 5, 2003. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as it was a transaction not involving a public offering.

On July 1, 2003, Richard Dwyer and Mathew Dwyer exercised warrants to purchase 1,600,000 shares of common stock in exchange for $48,000 in cash.

On September 30, 2003 the Company entered into an agreement with two shareholders to exchange the 500,000 outstanding shares of Series B Preferred Stock, held by the two shareholders, for all of the shares held by the Company of the wholly-owned subsidiary Kina'ole Development Corporation. In addition, the Company agreed to issue 120,000 additional shares of Common Stock to the two shareholders. These shares were subsequently issued on October 9, 2003.


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

(e) On August 19, 2003 the Company filed a Current Report on Form 8-K regarding a change in auditors. The Company terminated its relationship with Berkowitz Dick Pollack and Brant and retained HJ & Associates, LLP as their new auditors.

(f) On October 28, 2003 the Company filed a Report on Form 8-K regarding the Company's acquisition of 100% of the outstanding stock of Total Identity Systems, Inc. In this Form 8-K the Company stated it would be filing a subsequent Report on Form 8-K, which would include audited historical and pro forma financial statements for Total Identity Systems.

ITEM 7 Subsequent Events

(a) On October 2, 2003 the Company entered into an agreement with Mr. Douglas to settle the action brought against the Company. On October 7, 2003 a Joint Stipulation for Settlement was filed in the Circuit Court of the 17th Judicial Circuit in Broward County Florida.

(b) On October 13, 2003 the Company completed an acquisition agreement to acquire Total Identity Systems, Inc.

(c) On October 13, 2003, the Company completed an Asset Purchase of the Factory Automation Division of Hi*Tech Electronics Displays, Inc.

(d) On November 14, 2003 Richard Dwyer stepped down as CEO, President, but stayed on with the company as Executive Vice President. Through a Board meeting held via conference call Mr. Philip Misttreta was elected CEO, President and Chairman of the Board. Mr. Jeffery Hoffman was elected as CFO and Secretary of the Company.

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent

         (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's their certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2003

       /s/ Richard Dwyer
       -------------------------------
       Chief Executive Officer and
       Chief Financial Officer