Form 10KSB
period 2003-12-31
TOTAL IDENTITY CORP
filed 2004-05-11
CIK 1016611

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

TOTAL IDENTITY CORP.
(Exact name of Registrant as specified in its Charter)

Florida (State or other jurisdiction of incorporation)	0-30011 (Commission File No.)	65-0309540 (IRS Employer Identification No.)

2340 Brighton-Henrietta Town Line Road
Rochester, New York 14623
(585) 427-9050
(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
(Title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant on April 7, 2004 computed by reference to the average bid and asked prices of such stock: $1,794,102.10.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 16,134,675 shares of Common Stock, $.01 par value (as of April 7, 2004).

Transitional Small Business Disclosure Format (check one):   Yes ____   No X

DOCUMENTS INCORPORATED BY REFERENCE: None.

TOTAL IDENTITY CORP.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2003

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-KSB, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others, our ability to raise capital,
  our ability obtain and retain clients,
  our ability to provide our products and services at competitive rates, our ability to execute our business strategy in a very competitive environment, our degree of financial leverage,
  risks associated with our acquiring and integrating companies into our own, risks related to market acceptance and demand for our services, the impact of competitive services,
  risks associated with economic conditions and continued weakness in the U. S. securities market, other risks referenced from time to time in our SEC filings.

With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we caution that, while we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

PART I

BUSINESS

Certain terms used in this Annual Report, such as “we,” “us” and “our” and words of similar import, refer to Total Identity Corp., formerly known as TMI Holdings, Inc., a Florida corporation, including its subsidiary, Total Identity Systems Corp., a New York corporation. All references in this report to shares of common stock and per share amounts give effect to a 1:10 reverse split of our common stock that occurred on January 27, 2003.

Our corporate offices are located at 2340 Brighton-Henrietta Town Line Road, Rochester, New York, and our telephone number there is (585) 427-9050.

Overview

We have in the past and intend to continue to acquire assets and/or businesses that we believe are undervalued, and to operate those assets and businesses until such time as management determines that disposition is in our best interests. Currently, our only business operations are the manufacture and sale of custom-made signs through Total Identity Systems, Inc., our wholly owned subsidiary. We are currently seeking other possible acquisition candidates.

Corporate Developments

On April 19, 2004, we received the resignation of Philip C. Mistretta as our President, Chief Executive Officer and Chief Financial Officer. On April 22, 2004, our Board of Directors appointed Matthew P. Dwyer to serve as our Chief Executive Officer and Chief Financial Officer.

On November 14, 2003, our Board of Directors increased the number of members serving on the board from three to four, and appointed Philip C. Mistretta to fill the additional seat. Mr. Mistretta was also appointed Chairman of the Board of Directors, President and Chief Executive Officer of the Company. At the same meeting, Jeffrey Hoffman was appointed Chief Financial Officer and Secretary. Richard R. Dwyer, who had served as our President and Chief Executive Officer, resigned from those positions and was appointed as our Executive Vice President. On January 12, 2004 (a) Jeffrey Hoffman resigned as Chief Financial Officer, (b) Richard Dwyer resigned as Executive Vice President and became a consultant and (c) the Board of Directors increased the number of members serving on the board from four to five. Matthew P. Dwyer, the brother of Richard Dwyer, was appointed to fill the additional board seat, and was also appointed Vice President. On April 7, 2004, Philip C. Mistretta was appointed as our Chief Financial Officer.

Effective on October 13, 2003, we closed on the acquisition of all of the issued and outstanding shares of Total Identity Systems Corp. (“Total Identity Systems”), a Rochester, New York-based custom sign manufacturer servicing local, regional and national accounts.

On January 31, 2003, we acquired 100% of the assets and outstanding stock of Kina’ole Development Corporation, a Hawaii corporation. Kina’ole engages in the sale of manufactured homes. Effective September 30, 2003, we exchanged all of our shares of Kina’ole for (a) 500,000 shares of our Series B Preferred Stock previously issued to the former shareholders of Kina’ole, (b) 120,000 shares of the Company’s common stock issued to the former Kina’ole shareholders, and (c) $10,000 payable to such shareholders. As a result of this exchange, we divested ourselves of the home manufacturing operations conducted by Kina’ole.

      On September 12, 2003, we changed our name to Total Identity Corp., and, effective November 3, 2003, our trading symbol on the Over-the-Counter Bulletin Board was changed to “TIDC”.

During its fiscal year ended January 31, 2003, Total Identity Systems Corp. determined that the operations of its two wholly owned subsidiaries, The Markham Company, LLC and Awnex, LLC, were not viable. As a result, Total Identity Systems Corp. discontinued operations of the two subsidiaries during the year ended January 31, 2003.

Total Identity Systems Corp.

Total Identity Systems is a custom manufacturer of signs and awnings headquartered in Rochester, NY. Dedicated to diversity of both product and market mixes, Total Identity Systems is vertically integrated with in-house marketing, sales, design, engineering, manufacturing, and installation capabilities. The core manufacturing business consists of custom on-premise identity products such as neon, channel letters, cabinet signs, and commercial awnings. However, the company has had great success in recent years in designing and manufacturing highly custom “theme” signage for customers such as Hard Rock Cafe, Gibson Guitars, and Walt Disney World. Additionally, we added manufacturing capabilities for interior/ADA signs in 1997, and digital printing in 1999.

History

The Empire Sign Company was founded in 1928 in Rochester, NY. The company’s primary business throughout its history has been electric sign manufacturing and installation. The Forster Awning Company (subsequently the William C. Forster Corporation) was founded in 1945, also in Rochester. Its primary business throughout its history was the manufacture and installation of residential and commercial awnings.

In 1985, Total Energy Services Inc., the stock of which was owned 100% by its president, Robert J. David, purchased the assets of Empire Sign. In 1996, Total Energy Services Inc. d.b.a. Empire Sign & Awning Co. purchased the assets of William C. Forster Corporation. The corporate name was subsequently changed to Total Identity Systems Corporation, doing business as Total Identity Group.

By 1996, Empire had grown to become the largest sign company in the Rochester, NY market, with sales of approximately $4 million annually. In 1995 Chuck Finzer, the former president of their largest competitor, Rochester Sign Network, joined Empire in sales. Forster, which had become more focused on the commercial awning market locally and regionally, had sales at the time of purchase of approximately $2.5 million annually. New leadership and defined management roles were established in January 2001 with Chuck Finzer assuming the role as President.

Total Identity Group has grown from sales of $6.4 million in fiscal year 1997 to $11 million in fiscal 2002. In October of 2000, Total Identity Group purchased the assets of the Markham Awning Company, Orlando, FL, retaining all of its employees. With the additional revenue from this acquisition, Total Identity Group had become one of the largest custom sign and awning companies in the United States. In the summer of 2002 Total Identity Group moved the Markham manufacturing facility to Rochester, NY. The addition of sales presence in Orlando, Kansas City, Phoenix and Atlanta in 2002 have contributed to continued growth opportunities.

Acquisition by Total Identity Corp.

Effective on October 13, 2003, we completed the acquisition of all of the issued and outstanding shares of Total Identity Systems. Initially, we purchased newly issued shares of Total Identity Systems in an amount equal to 60% of the issued and outstanding shares of Total Identity Systems.

The purchase price for those shares was $1,000,000, of which $150,000 was paid at the closing and the balance was payable in three installments prior to December 31, 2003.

Immediately following the acquisition, we purchased the remaining 40% interest in Total Identity Systems from Robert David. The purchase price for the 40% interest was $800,000, payable in monthly installments over a period of three years commencing in April 2004. The $800,000 promissory note evidencing the purchase price has been guaranteed by Total Identity Systems. All of the shares purchased by the Company were pledged to Mr. David as security for the Company’s obligations under both stock purchase agreements. If we default in the payment of our obligations under either of the stock purchase agreements, Robert David may reacquire the Total Identity Systems shares we acquired.

In connection with the acquisition, (a) Total Identity Systems entered into a three-year employment agreement with Charles Finzer to serve as the President of Total Identity Systems, (b) we entered into a three-year employment agreement with Robert David to serve as a Vice President of the Company and (c) Total Identity Systems also entered into a ten-year lease with 2340 Townline Road Corporation, a company wholly owned by Robert David, covering the Rochester, New York facilities where Total Identity Systems currently operates. Total Identity Corp. guaranteed Total Identity Systems’ obligations under the lease.

On February 23, 2004, we entered into a series of agreements with Robert David that (a) amended the stock purchase agreements and related documents dated October 13, 2003 and (b) settled certain disputes that had arisen in connection with the October 13, 2003 agreements, including an arbitration initiated by the Company to resolve those disputes. In accordance with the amended agreements:

  The purchase price for the capital stock purchased from Total Identity Systems was reduced to $700,000, of which, $150,000 had previously been paid and $75,000 was credited to us as reimbursement for certain expenses incurred on behalf of Total Identity Systems. The $475,000 balance of the purchase price balance is payable in five monthly installments of $95,000 each, commencing March 8, 2004.
  The purchase price for the capital stock purchased from Mr. David was reduced to $500,000, payable $400,000 in eight quarterly payments of $50,000 each, commencing in January 2005, and balance by the issuance of 200,000 shares of our common stock. Our shares are restricted from transfer for one year and, under certain circumstances, Mr. David has the right to put 100,000 of the shares to us for $1.00 per share.
  All of the purchased shares secure payment of the purchase price and such shares are being held in escrow by counsel to Mr. David until the purchase price has been paid in full.
  Our employment agreement with Mr. David was terminated and a consulting agreement was entered into with Mr. David for a period of 32 months, providing for a monthly consulting fee of $8,500.
  We agreed to cause certain institutional indebtedness of Total Identity Systems to be repaid prior to the end of Mr. David’s consulting agreement, subject to acceleration in certain events.
  The lease with an affiliate of Mr. David covering Total Identity Systems’ Rochester, New York facility will remain in place for a period of ten years, and we will have the right but not the obligation to purchase the property after five years at a price to be determined by three independent appraisers.
The arbitration we commenced to resolve the differences that arose between the parties was also discontinued.

    As of the date of this report, we have not made required payments under our amended agreements with Robert David. Mr. David has not advised us that we are in default under the revised agreements, and we are in discussions with Mr. David and a funding source to secure financing and enable us to meet our obligations to Mr. David on a mutually satisfactory basis.

Products and Services.

Total Identity Systems currently offers products and services including the following:

  External Architectural Wayfinding Sign System – Total Identity Systems has added the Paneltex post and panel system to its exclusive architectural signage line. This product is a better design and very competitive against existing systems in the market.
  Architectural (Post & Panel) Signage – Total Identity Systems currently utilizes SignComp extrusions to manufacture both illuminated and non-illuminated architectural signs.
  Awnings (commercial) - Both illuminated and non-illuminated awnings are manufactured using steel or aluminum frames. Our ability to both sew and staple means a wide assortment of fabrics and almost unlimited shapes and sizes can be applied depending on customer’s need. We also can apply graphics in a variety of ways to create effective signage and designs.
  Cabinet Signs - ASP and SignComp extrusions are normally used, but we also regularly create custom or “stick-built” cabinets for more creative applications. Cabinets are normally illuminated with fluorescent lamps, though mercury vapor or neon may sometimes be employed. Face choices include routed, flat polycarbonate, formed polycarbonate (forming by others), and flexface.
  Channel Letters - Total Identity Systems can produce either welded or “stapled” letter construction (aluminum). Letters normally have acrylic trim-capped faces and neon illumination. Depending on application, a variety of transformers can be utilized for energy savings.
  Digital Printing - Large format digital prints can be produced on either an EnCad inkjet printer (primarily for posters, interior), or on a 3M Scothprint 2000 electrostatic printer (for posters, banners, vehicle wraps, exterior).
  Graphics - Vinyl, flexface, radio frequency inset, painted, and various cutout graphics (laser or routed) are available and employed as a finished product or as part of other products.
  Installation Service - A fleet of installation and service trucks is available for local and regional installation of our products, or those of other national companies requiring service in Upstate NY.
  Interior/ADA Signs - Total Identity Systems creates modular and customized interior and ADA compliant signage utilizing engraving, laser technology, and various painting techniques. Unlike most interior systems, we utilize both our exclusive modular sign system and a variety of materials and create custom designs and shapes to integrate a customer’s corporate identity.
  Pylon/Monument Signs - Constructed, lighted, and decorated similarly to cabinet signs, Total Identity Group can also design, engineer, and install footers, poles, custom bases and shrouds for standard and custom applications.
  Routed (SignFoam) Signs - The recent purchase of a MultiCam 3D cutting system gives us the capability to create carved signage in Sign Foam or wood.
  Theme Signage - Total Identity Group has used it’s strong engineering, fabrication, and installation experience to create “theme” signage and structures that are being utilized more and more in the Entertainment, Theme Park, and Movie Theater industries. These products are a unique combination of materials and lighting assembled to create a specific item, effect, or mood. Examples would be guitars (Hard Rock Cafe), globes, and neon-animated signage.
  Neon - We bend and process all neon in-house using Eurocom processin
7

  All standard tube sizes and specialty glass can be utilized.
    Total Identity Systems has also entered into exclusive distribution agreements with Richmond Sutton Ltd; a UK based sign system specialist manufacturer and distributor. As a result, Total Identity Systems enjoys exclusive distribution rights into the US market for the following products.

  Artemis – an award winning, easy to change interior sign system
  Cristallo – a very attractive stainless steel and glass sign system, unique in the US Market
  Hoffdisplay – a freestanding display system
  Linears – a well designed modular sign system, featuring a unique clamp support system

The foregoing product lines will be marketed to both the end users and sign component markets.

Materials and Manufacturing.

The materials used in the manufacture of our signs include metal, aluminum, glass, wood and welding materials. All of these materials are commercially available from numerous vendors, both locally and long-distance. We have no standing purchase orders for raw materials and we are not dependent upon any particular suppliers for these materials.

Substantially all of our signs are manufactured on premises. Subject to equipment financing leases and other amounts payable, we own all of the equipment used in the manufacturing processes.

Competition.

While we encounter intense competition for customers, the custom-made sign industry is highly fragmented and we are aware of no participant who has captured any significant share of the marketplace. Among our larger competitors are Gable Signs, ASI, APCO, 21st Century Signs, National Signs and American Sign Crafters. Some of our competitors have significantly longer operating histories and greater financial and physical resources than we do. We believe that we are able to compete in our industry due to the durability of our signs and our reputation for quality. However, there is no assurance that we will be a competitive force in the custom-made sign industry.

Employees

We currently employ 79 persons, all of whom are employed (both salaried and hourly) on a full-time basis. Our full time employees serve as executive officers (3), manufacturing (45), office, accounting and MIS (4), sales and marketing (12), engineering (4) and customer service (11). None of our employees are parties to any collective bargaining agreement and we enjoy harmonious relations with our employees.

PROPERTIES

We currently lease a free-standing building located at 2340 Brighton-Henrietta Town Line Road, consisting of approximately 85,000 square feet of general office and manufacturing space in Rochester, New York. The lessor is the former owner of Total Identity Systems Corp. Base annual rental under the ten-year lease, which expires on October 31, 2013, is $270,000 or $22,500 per month. We have been granted the option to purchase the building for a purchase price to be determined by appraisal; provided that we exercise the option between October 1, 2008 and October 31, 2013.

LEGAL PROCEEDINGS

There are no material legal proceedings pending against us, and none of our officers or directors is a party to any legal proceeding in which he or she has an interest adverse to us, except as follows:

Total Identity Corp. and our former Chief Executive Officer, Scott Siegel, were named in a lawsuit filed in the Circuit Court for Broward County, Florida (Marc Douglas v. Matthew P. Dwyer, William Michael Sessions, John W. Meyers, Scott Siegel, Neil Dolgin and TMI Holdings, Inc. – Case No. 03-10440). The suit sought injunctive relief, damages and recovery of securities previously transferred to various parties in connection with the prior transfer of control of Total Identity Corp. by the plaintiff. Effective October 1, 2003 the parties entered into settlement documents requiring, among other things, that we pay $180,000 to the plaintiff on or before March 1, 2004, of which $105,000 was paid. Due to our failure to complete timely payments under the settlement agreement, on March 9, 2004, the plaintiff secured a judgment against us and the other defendants in the aggregate amount of $75,000, plus interest at the rate of 7% per annum. In April 2004, the Company satisfied the judgment through the payment of $75,000 plus $7,868.51 in interest and fees.

On December 12, 2003, we commenced an arbitration proceeding before the American Arbitration Association against Robert David, the former principal of Total Identity Systems alleging that Total Identity Systems and David made material misrepresentations to us in connection with the October 13, 2003 purchase agreements for the acquisition of Total Identity Systems, including without limitation, significant misstatements regarding Total Identity Systems’ financial condition. We entered into settlement agreements with Mr. David on February 23, 2004, and the arbitration was dismissed. See “Business – Total Identity Systems – Acquisition by Total Identity Corp.”

SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of our fiscal year ended December 31, 2003.

PART II

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the over-the-counter bulletin board under the symbol “TIDC”. Until November 3, 2003, our common stock was traded under the symbol “TMIO”. The following table sets forth the high and low bid prices our common stock for each fiscal quarter of 2003 and 2002. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and do not reflect actual transactions. All prices give effect to a 1:10 reverse split of our common stock on January 27, 2003.

Period	High Bid	Low Bid
October 1, 2003 – December 31, 2003	$1.20	$.27
July 1, 2003 – September 30, 2003	$.90	$.28
April 1, 2003 – June 30, 2003	$1.30	$.22
January 1, 2003 – March 30, 2003	$1.85	$.25
October 1, 2002 – December 31, 2002	$.50	$.20
July 1, 2002 – September 30, 2002	$.70	$.40
April 1, 2002 – June 30, 2002	$.70	$.70
January 1, 2002 – March 30, 2002	$1.00	$.60

As of December 31, 2003, there were approximately 180 holders of record of our Common Stock.

We have not paid any dividends with respect to its Common Stock and has no present plan to pay any dividends in the foreseeable future. The Company intends to retain its earnings to support the growth and expansion of its business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto, and other financial information included elsewhere herein.

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

Overview

Currently the Company’s wholly owned subsidiary, Total Identity Systems, operates an 85,000 square foot facility located in Rochester New York. The Company plans to use this facility for the foreseeable future and adding to its capacity. Currently only one shift is operated at the plant which the Company desires to grow and utilize the facility’s full capacity of 3 shifts and potentially generating annual revenues of $50 million. To achieve these goals the Company will need to increase its sales force and complete other acquisitions that will help drive sales orders to the factory The Company will need to raise cash to achieve these goals which will cause further dilution to the shareholders. The Company will seek to use its best efforts to raise cash with as little dilution possible to the current shareholders.

The Company has not yet met its payment obligations to Bob David under the October 13, 2003 revised stock purchase agreements, as amended, relating to the acquisition of Total Identity Systems. Payments under the agreements have been delayed pending the outcome of continuing efforts by the Company to coordinate modifications to the stock purchase agreement requested by a third party funding source. The Company’s investment bankers have been negotiating on behalf of the Company and the funding source to resolve this matter. The investment banker has been working to resolve these matters; however, the Company cannot determine at this time whether it will be able to resolve the issue with Mr. David in a manner that will be satisfactory to the funding source. The Company has not received a default notice from Mr. David and is optimistic that a mutually satisfactory resolution with Mr. David and the funding source will be reached.

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

On September 30, 2003 the Company entered into an agreement with two shareholders to exchange the 500,000 outstanding shares of Series B Preferred Stock, held by the two shareholders, for all of the shares held by the Company of the wholly owned subsidiary Kina'ole Development Corporation. All operating results of Kina'ole have been included in discontinued operations as of September 30, 2003. No tax benefit has been attributed to the discontinued operations.

On October 2, 2003 the Company entered into an agreement with Mr. Douglas to settle the action brought against the Company. On October 7, 2003 a Joint Stipulation for Settlement was filed in the Circuit Court of the 17th Judicial Circuit in Broward County Florida.

On October 13, 2003 the Company completed an acquisition agreement to acquire Total Identity Systems, Inc. Total Identity Systems is a custom manufacturer of signs and awnings headquartered in Rochester, NY. Dedicated to diversity of both product and market mixes, Total Identity Systems is vertically integrated with in-house marketing, sales, design, engineering, manufacturing, and installation capabilities. The core manufacturing business consists of custom on-premise identity products such as neon, channel letters, cabinet signs, and commercial awnings.

On October 13, 2003, the Company completed an Asset Purchase of the Factory Automation Division of Hi*Tech Electronics Displays, Inc. The Company purchased all the assets of the Factory automated division including account and distributors. The displays are LED displays that can be configured for multiple applications. The Company also received proprietary software and firmware as part of the purchase.

On November 14, 2003 Richard Dwyer stepped down as CEO, President, but stayed on with the company as Executive Vice President. Through a Board meeting held via conference call Mr. Philip Misttreta was elected CEO, President and Chairman of the Board. Mr. Jeffery Hoffman was elected as CFO and Secretary of the Company. On April 19, 2004, we received the resignation of Philip C. Mistretta as our President, Chief Executive Officer and Chief Financial Officer. On April 22, 2004, our Board of Directors appointed Matthew P. Dwyer to serve as our Chief Executive Officer and Chief Financial Officer.

On December 12, 2003 the Company filed with AAA a case against Mr. Bob David for material misrepresentations arising from the purchase of Total Identity Systems Corp.

On December 31, 2003 the Company received the resignations of Richard Dwyer as Vice President and from Jeffery Hoffman as CFO and Secretary of the Company.

Report of Independent Certified Public Accountants

Our independent auditors have issued their report dated March 30, 2004 stating “In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Identity Corporation and Subsidiary as of December 31, 2003 and the results of their operations and their cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.”

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

The Company has been negotiating to raise money to fund the purchase of Total Identity Systems, Corp. (“TIS”) although the Company has received commitments for the funds they have not been released due to certain parameters set by the funding source. A meeting is scheduled with the former principal of TIS to see if they can work out a solution that would enable the funds to be released. There are no guarantees this will be done or another funding source will be obtained to complete the financing of the purchase. Funding for operations of the Company have, been coming from its Officers and Directors.

Results Of Operations.

Revenue

   The Company had revenues of $1,318,249 during the fiscal year ended December 31, 2003, as compared to revenues of $-0- since the Company had no operations for the year ended December 29, 2002.

Cost of Revenue

Since the Company did not have any revenue for the fiscal year ended December 29, 2002, there was no cost of revenue, compared to $1,425,979 for the fiscal year ended December 31, 2003.

Gross Profit

There was $(107,730) gross profit for the fiscal year ended December 31, 2003, as compared to $-0- gross profit for the fiscal year ended December 29, 2002.

Selling, General and Administrative

The selling, general and administrative expenses for the fiscal year ended December 31, 2003 were $722,935. These expenses consisted of professional fees and other costs associated with the Company's ongoing Securities and Exchange Commission reporting. This is compared to selling, general and administrative expenses of $218,442 for the same period in 2002. The significant increase in selling, general and administrative expenses is due to the fact that the Company did have business operations during the fiscal year ended December 31, 2003.

Net Losses

The Company had a net loss of $5,786,214 for the fiscal year ended December 31, 2003, as compared to $623,525 for the fiscal year ended December 29, 2002. The loss for the fiscal year ended December 31, 2003 consisted of $3,578,340 loss from operations offset by other income and expense totaling $2,207,874.

Liquidity And Capital Requirements.

As of December 31, 2003, the Company had total current assets totaling $4,455,009, consisting of accounts receivable of $1,293,096, inventory of $622,243 and prepaid expenses of $33,581.

The Company's current liabilities were $4,545,879 as of December 31, 2003, and total liabilities and stockholders' deficit amounted to $4,455,009.

Management believes that, based upon the current operating plan, the Company's existing working capital may not be sufficient to fund the ongoing expenses of a reporting company through December 31, 2004, if the Company is not successful in negotiations with former principal of Total Identity Systems Corp (TIS) or restructuring the parameters set by the funding source, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations, seek protection under existing bankruptcy laws or cease doing business. If additional funds are raised through the issuance of equity securities, the percentage of ownership of the Company's then common stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

There can be no assurance that the Company will be able to come to a satisfactory outcome with either former principal of TIS or the funding source or raise any additional capital necessary to achieve its current operating plan.

Subsequent Events

·On February 27, 2004 the Company rescinded its agreement with Hi*Tech Electronic Displays, Inc. The rescission was mutually agreed to by the parties, with no penalty on either side. The Company has returned the assets it received and will cancel the 250,000 it issued to Hi*Tech as payment for the purchase.

·On February 23,2004, our employment agreement with Robert David was terminated and a consulting agreement was entered into with Mr. David for a period of 32 months, providing for a monthly consulting fee of $8,500.

Legal Proceedings

A discussion of pending legal proceedings against the Company is contained elsewhere in this report. The Company is from time to time involved in other various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company's management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

Off-Balance Sheet Transactions

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Primary Risks

Among the risks of an investment in Total Identity Corp., and among the uncertainties that could cause our results of operations to be different from what we anticipate, are the following:

  We may be unable to obtain sufficient financing to fund the payment of the purchase price for the shares of Total Identity Systems we acquired in October 2003, in which event the former owner may foreclose on its collateral and reacquire the Total Identity Systems shares.
  We may be unable to secure the funding necessary in order to consummate additional acquisitions to grow our business.
  The electronic sign industry in which Total Identity Systems operates is significantly affected by many factors out of our control.
  Since we have not voluntarily adopted corporate governance measures that have been implemented by other companies, our shareholders may not benefit by some of the protections they might otherwise receive.
  We do not expect to pay dividends in the foreseeable future.
  Our management may be unable to effectively integrate future acquisitions and manage our growth, as a result of which we may not realize the potential benefits of any anticipated synergies.
  We may be unable to successfully acquire other business operations or operate any such acquisitions on a profitable basis.
  Unless an active market develops for our common stock, investors may have difficulty selling their shares.
  The sale of our shares in the future, under Rule 144 or otherwise, sale could have a depressive effect on the market price for our common stock.

FINANCIAL STATEMENTS

Our consolidated financial statements for the fiscal years ended December 31, 2003 and December 29, 2002 are included herewith as Appendix A to this report and incorporated herein by reference.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes to or disagreements with our accountants that are required to be disclosed.

CONTROLS AND PROCEDURES

On March 1, 2004, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART III

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

The following table sets forth our current directors and executive officers, and their ages and positions with us:
Name	Age	Position
Matthew P. Dwyer	38	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director
Martin Peskin	67	Director
Scott Siegel	49	Director
Neil Dolgin	52	Director

Matthew P. Dywer has served as Chief Executive Officer, Chief Financial Officer and a director since April 22, 2004. He served as a Vice President, Secretary and director from January 12, 2004 to April 22, 2004. From October 2002 until January 2004, he served as a full-time consultant for Kina’ole Development Corporation, a Hawaii corporation. Mr. Dwyer provided advice to Kina’ole in connection with our acquisition of Kina’ole in November 2003, and, thereafter, continued to provide consulting services to Kina’ole in connection with potential acquisitions and financings. From May 2002 until October 2004, Mr. Dwyer was self-employed as a business consultant. In April 1999, Mr. Dwyer founded Wallstreet-Review, Inc. (“WALS.pk”), a financial consulting firm. He served as Chairman and Chief Executive Officer of Wallstreet-Review until November 2001, and, from November 2001 until May 2002, provided consulting services to it.

Martin Peskin has served as a director since July 2003. Mr. Peskin has been retired since 1997. Dr. Peskin was the founder and President of the Metropolitan Academy of Dentistry and, for 27 years prior to his retirement, engaged in the private practice of periodontic dentistry in Richmond, Virginia.

Mr. Dolgin has been our director since April 29, 2003. Since 1975, Mr. Dolgin has also been a principal and partner at Kalmon Dolgin Affiliates, Inc., a real estate management company, where he is responsible for determining the feasibility and requirements for corporate operations throughout New York City, Long Island, New Jersey, and Miami, including office site selections, professional and support personnel selections, and financial resources planning. Mr. Dolgin received his Bachelor of Arts from University of Denver and his M.B.A. from Syracuse University.

Scott Siegel has served as a director since March 2003. He has served as a director of Total First Aid, Inc. since August 2000 and as its Chief Executive Officer from January 1, 2001 (acting Chief Executive Officer from August 1, 2000) until November 1, 2003, and as its Chairman and Secretary from August 1997 to December 1999. From December 1999 to August 2000, Mr. Siegel served as a Group Manager at First Aid Select, a business division of Van Dyne-Crotty, Inc., the former principal shareholder of Total First Aid. From 1991 to 1997, Mr. Siegel was President of Affirmed Medical of Florida, Inc., a first aid van service distributorship.

Our officers are elected annually at the first board of directors meeting following the annual meeting of shareholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

Corporate Governance Matters

Audit Committee. The board of directors has not yet established an audit committee, and the functions of the audit committee are currently performed by the entire board of directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee. Our board of directors, sitting as a board, currently performs the functions of an audit committee. We may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

Board of Directors Independence. Our board of directors consists of five members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors. However, one of our directors – Neil Dolgin – is “independent” within the meaning of Section 10A-3 of the Securities Exchange Act of 1934 and Nasdaq Marketplace Rule 4200.

Audit Committee Financial Expert. We do not yet have an audit committee and no member of our board of directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation

S-B. In general, an “audit committee financial expert” is an individual member of the audit committee (board of directors) who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company’s financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

Code of Ethics. We have not yet adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Ethics. If and to the extent that we adopt a Code of Ethics, we will file a copy of the Code of Ethics with the Securities and Exchange Commission, and will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to the Company at its principal offices. We maintain a corporate website at www.totalidentitycorp.com.

Nominating Committee. We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee. We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

As indicated above, we are not subject to any law, rule or regulation requiring that we adopt any of the corporate governance measures described in this section. At this stage of our development, we have elected not to expend our limited financial resources to implement these measures. We believe that neither independent (within the meaning of regulatory definitions) directors, committee persons nor and an “audit committee financial expert,” will agree to serve as such unless we are able to provide directors’ and officers’ liability insurance. However, we are unable to fund the costs of directors’ and officers’ liability insurance at this time, as we believe that all available funds should be used to finance operations. We may, in the future, implement some or all of the corporate governance measures described above and, we will be required to do so in the event we list our shares on a national exchange or Nasdaq in the future.

It is possible that if we were to adopt some or all of the corporate governance measures described in this section, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of independent audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to us for the fiscal year ended December 31, 2003, no person subject to Section 16(a) of the Exchange Act based upon their relationship to us failed to timely file any of the foregoing reports, except that:

·Our director, Neil Dolgin, has not filed a Form 3 to report his initial beneficial ownership arising by reason of his becoming a director on April 29, 2003. Mr. Dolgin has not filed a Form to disclose his spouse’s acquisition of 500,000 shares in October 2003.

·Our director, Martin Peskin, has not filed a Form 3 to report his initial beneficial ownership arising by reason of his becoming a director on July 18, 2003.

·On March 4, 2004, Richard R. Dwyer, our former Chief Executive Officer, filed a Form 4 to report that an option to purchase 2,500,000 shares of our common stock had expired unexercised on October 23, 2003.

·On April 1, 2003, Scott Siegel, our former Chief Executive Officer and a director, filed a Form 3 to report his initial beneficial ownership arising by reason of his becoming an officer and director on March 5, 2003.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, for each of the three years ended December 31, 2003, the cash and other compensation paid by us to our Chief Executive Officer, and each other executive officer whose annual compensation was $100,000 or more.
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Compensation (US$)	Securities Underlying Options	All Other Compensation (US$)
Philip C. Mistretta, President and Chief Executive Officer (1)	2003	--	--	--	--	--
Richard F. Dwyer, Former Chief Executive Officer (2)	2003	--	--	--	900,000	--
Scott Siegel, Former Chief Executive Officer (3)	2003	--	--	--	--	--

  Mr. Mistretta assumed the duties as Chief Executive Officer in November 2003 and resigned in April 2004. Other compensation consists of consulting fees received under a consulting agreement.
  Mr. Dwyer served as our Chief Executive Officer from August 2003 until November 2003. Subsequent to fiscal year end, the board of directors authorized the payment of $36,000 to Mr. Dwyer for his services rendered to us as a consultant following his tenure as Chief Executive Officer
  Mr. Siegel served as our Chief Executive Officer from March 2003 until August 2003.

Employment and Consulting Agreements

   On February 23, 2004, we entered into an Employment Agreement with Matthew P. Dwyer covering Mr. Dwyer’s services to us as our Vice President. The agreement, which is for an initial term expiring on January 1, 2007, provides for the payment of compensation to Mr. Dwyer of $120,000 for the first year, $136,000 for the second year and $149,600 for the third year. Salary payments to Mr. Dwyer, at his election, may be made through the issuance of shares of our common stock that have been registered for resale on Form S-8. Mr. Dwyer has advised us that he intends to exercise this election and receive his salary in common stock. The agreement also grants Mr. Dwyer five-year options to purchase 500,000 shares of our common stock at $.03 per share, 62,500 of which have vested, with the balance vesting on quarterly basis. Mr. Dwyer is also entitled to (a) an annual bonus in an amount equal to 1% of our post-tax profits, but not more than 50% of his then current salary, (b) a car allowance not to exceed $500 per month and (c) other benefits made available to all of our employees as a group. In the event of Mr. Dwyer’s death, we are required to pay his base salary to his estate for the remaining term of the employment agreement. In the event we undergo a change in control, Mr. Dwyer is entitled to terminate the agreement and, in such event, we are required to pay Mr. Dwyer an amount equal to approximately three times his average annual salary during the preceding three years. The agreement contains provisions protecting the confidentiality of our proprietary information and provides that Mr. Dwyer may not compete with us during the term of the agreement and for two years thereafter.

On February 2, 2004, we entered into a consulting agreement with Richard R. Dwyer, our former Chief Executive Officer. The agreement is for an initial term of one year, subject to a six-month renewal term. Mr. Dwyer will provide consulting services to us in the areas of corporate development, acquisitions and strategic planning. For his services, Mr. Dwyer is entitled to receive two-year warrants to purchase 1,100,000 shares of our common stock at an exercise price of $.03 per share (plus warrants to purchase an additional 750,000 shares in the event the renewal term of the agreement becomes effective), of which 800,000 warrants have been granted and exercised, with the balance of 300,000 warrants not becoming exercisable until August 1, 2004. The shares issuable upon exercise of the warrants are to be covered by a registration statement on Form S-8. The agreement contains provisions protecting the confidentiality of our proprietary information.

We have no other written agreements with any of our executive officers or directors and we maintain no retirement, fringe benefit or similar plans for the benefit of executive officers or directors. We may, however, enter into employment or consulting contracts with our officers and key employees, adopt various benefit plans and begin paying compensation to our officers and directors as we deem appropriate to attract and retain the services of such persons.

We do not pay fees to directors for their attendance at meetings of the board of directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Option/SAR Grants Table

The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended December 31, 2003 to each person named in the Summary Compensation Table.

	Number Of Shares Underlying Options Granted	% Of Total Options Granted To Employees In Fiscal Year

Exercise Or Base Price $/Share
Expiration Date
Name

Philip C. Mistretta	--	N/A	N/A	N/A

Richard R. Dwyer	--	900,000	$.03	7/1/04

Scott Siegel	--	N/A	N/A	N/A
Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2003 by each person named in the Summary Compensation Table.

		Values of Unexercised ($) Value Realized(1)	Number of Shares Underlying Unexercised Options At Year End Exercisable/Unexercisable
	Shares Acquired on Exercise			In the Money Options at Year End Exercisable/Unexercisable

Name

Philip C. Mistretta	--	N/A	0/0	0/0

Richard R. Dwyer	900,000	$225,000	0/0	0/0

Scott Siegel	--	N/A	0/0	0/0

(1)   Based upon difference between the closing price of the common stock on December 31, 2003 and the exercise price of the options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information relating to our outstanding stock option plans as of December 31, 2003:

	Number of Securities to Be Issued Upon Exercise Of Outstanding Options, Warrants and Right	Weighted-average Exercise Price of Outstanding Options Warrants and Right	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (excluding securities reflected in column a)

Equity Compensation Plans Approved by Security Holder

2003 Omnibus Securities Plan	0	N/A	140,000

2003 Non-Qualified Stock Grant and Option Plan	2,900,000	$.03	300,000

Total*	2,900,000	$.03	440,000

*   Subsequent to fiscal year end, our board of directors added 660,000 shares to the 2003 Omnibus Securities Plan and 2,200,000 shares to the 2003 Non-Qualified Stock Grant and Option Plan.

Equity Compensation Plans

Total Identity Corp. 2003 Omnibus Securities Plan. On May 2, 2003, our Board of Directors approved the Total Identity Corp. 2003 Omnibus Securities Plan (the "2003 Omnibus Securities Plan"). On May 2, 2003, the 2003 Omnibus Securities Plan was approved by written consent of holders of a majority of our voting stock, and ratified on June 17, 2003. On January 12, 2004, our Board of Directors increased the number of shares available for issuance under the 2003 Omnibus Securities Plan from 140,000 to 800,000.

Under the 2003 Omnibus Securities Plan the following types of stock-based awards (each, an "Award") may be made:

  stock options (including incentive stock options and non-qualified stock options);
  restricted stock awards;
  unrestricted stock awards; and
  performance stock awards.

Our employees and those of any subsidiary are eligible to be granted Awards under the 2003 Omnibus Securities Plan at the discretion of the Board of Directors. The 2003 Omnibus Securities Plan is currently administered by the Board of Directors. In the future, the Board of Directors may form a Compensation Committee to administer the 2003 Omnibus Securities Plan. The plan administrator has discretion to:

  select the persons to whom Awards will be granted;
  grant Awards under the 2003 Omnibus Securities Plan;
  determine the number of shares to be covered by each Award;
  determine the nature, amount, pricing, timing and other terms of the Award;
  interpret, construe and implement the provisions of the 2003 Omnibus Securities Plan (including the authority to adopt rules and regulations for carrying out the purposes of the plan); and
  terminate, modify or amend the 2003 Omnibus Securities Plan.

A total of 800,000 shares of common stock (subject to adjustment as described below) are currently reserved for issuance under the 2003 Omnibus Securities Plan. Shares of common stock issued under the 2003 Omnibus Securities Plan may be authorized but unissued shares, or shares reacquired by us, including shares purchased on the open market. The unexercised, unearned or yet-to-be acquired portions of any Award that expire, terminate or are canceled, and shares of common stock issued pursuant to Awards under the 2003 Omnibus Securities Plan that are reacquired by us pursuant to the terms under which such shares were issued, will again become available for the grant of further Awards.

In general, the aggregate number of shares as to which Awards may be granted to Participants under the 2003 Omnibus Securities Plan, the number and kind of shares thereof covered by each outstanding Award, and/or the price per share thereof in each such Award will, upon a determination of the Board of Directors, all be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from an increase, decrease or exchange in the outstanding shares of common stock or additional shares or new or different shares are distributed in respect of such shares of common stock, through merger, consolidation, sale or exchange of all or substantially all of our assets, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, spin-off or other distribution with respect to such shares.

Fractional interests will not be issued upon any adjustments made by the Board or Directors; however, the committee may, in its discretion, make a cash payment in lieu of any fractional shares of common stock issuable as a result of such adjustments.

Under the 2003 Omnibus Securities Plan, the Board of Directors may grant either incentive stock options or nonqualified stock options. The exercise price for each stock option is to be determined by the Board of Directors. Stock options must have an exercise price of at least 85% (100% in the case of incentive stock options, or at least 110% in the case of incentive stock options granted to certain employees owning more than 10% of the outstanding voting stock) of the fair market value of the common stock on the date the stock option is granted. Under the 2003 Omnibus Securities Plan, fair market value of the common stock for a particular date is generally the average of the closing bid and asked prices per share for the stock as quoted on the OTC Bulletin Board on such date.

No stock option may be exercised after the expiration of ten years from the date of grant (or five years in the case of incentive stock options granted to certain employees owning more than 10% of the outstanding voting stock). Pursuant to the 2003 Omnibus Securities Plan, the aggregate fair market value of the common stock, for which one or more incentive stock options granted to any participant may for the first time become exercisable as incentive stock options under the federal tax laws during any one calendar year shall not exceed $100,000.

Restricted and unrestricted stock may also be awarded under the 2003 Omnibus Securities Plan, subject to such terms, conditions and restrictions as the administering body deems appropriate. Restrictions may include limitations on voting rights and transferability of the shares, restrictions based on the duration of employment or engagement with us and Company’s or individual performance. Restricted stock may not be sold or encumbered until all restrictions expire or are terminated. The Board of Directors may also, in its discretion, grant an Award of unrestricted stock to any eligible participant, pursuant to which such participant may receive shares of common stock free of any vesting restrictions under the 2003 Omnibus Securities Plan. The Board of Directors may also sell shares of unrestricted stock to eligible participants at a purchase price determined in its discretion. Unrestricted stock may be granted or sold in respect of past services or other valid consideration, or in lieu of any cash compensation due to such individual. The plan administrator may make combine restricted and unrestricted stock awards under the 2003 Omnibus Securities Plan with performance criteria, including net income; pre-tax income; operating income; cash flow; earnings per share; return on equity; return on invested capital or assets; cost reductions or savings; funds from operations; appreciation in the fair market value of the common stock; earnings before anyone or more of the following: interest, taxes, depreciation or amortization; and such other criteria deemed appropriate by the Board of Directors.

As of the date hereof, Awards covering 740,000 shares have been made under the 2003 Omnibus Securities Plan.

Total Identity Corp. 2003 Non-Qualified Stock Option and Grant Plan. On May 2, 2003, our Board of Directors approved, declared it advisable and in our best interests and directed that there be submitted to the holders of a majority of our voting stock the Total Identity Corp. 2003 Non-Qualified Stock Grant and Option Plan (the "2003 Non-Qualified Securities Plan"). On May 2, 2003, the Board of Directors approval of the 2003 Non-Qualified Securities Plan was ratified by written consent of a majority of our voting stock On November 14, 2003, the Board of Directors increased the number of shares available for issuance under the 2003 Non-Qualified Securities Plan to 3.0 million, and on January 12, 2004 increased the number of shares available for issuance to 5.2 million.

Under the 2003 Non-Qualified Securities Plan, the following types of stock-based awards (each, an "Award"):

  stock options (non-qualified stock options); and
  stock awards (restricted, unrestricted or performance-based).

Our key employees (including employees who are also directors or officers), directors and consultants are eligible to be granted Awards under the 2003 Non-Qualified Securities Plan at the discretion of the Board of Directors. Selected consultants may participate in the 2003 Non-Qualified Securities Plan if:

  the consultant renders bona fide services to us or one of our subsidiaries;
  the services rendered by the consultant are not in connection with the offer or sale of securities in a capital-raising transaction and do not directly or indirectly promote or maintain a market for our securities; and
  the consultant is a natural person who has contracted directly with us or a subsidiary to render such services.

The 2003 Non-Qualified Securities Plan currently is administered by our Board of Directors, but at the Board’s election, a committee may be appointed by the Board of Directors. The Board of Directors or any committee appointed by the Board of Directors has full authority, in its discretion, to:

  select the persons to whom Awards will be granted;
  grant Awards under the 2003 Non-Qualified Securities Plan;
  determine the number of shares to be covered by each Award;
  determine the nature, amount, pricing, timing and other terms of the Award;
  interpret, construe and implement the provisions of the 2003 Non-Qualified Securities Plan (including the authority to adopt rules and regulations for carrying out the purposes of the plan); and
  terminate, modify or amend the 2003 Non-Qualified Securities Plan.

A total of 5.2 million shares of Common Stock (subject to adjustment as described below) are reserved for issuance under the 2003 Non-Qualified Securities Plan. Shares of common stock issued under the 2003 Non-Qualified Securities Plan may be authorized but unissued shares, or shares reacquired by the Company, including shares purchased on the open market. The unexercised, unearned or yet-to-be acquired portions of any Award that expire, terminate or are canceled, and shares of common stock issued pursuant to Awards under the 2003 Non-Qualified Securities Plan that are reacquired by the Company pursuant to the terms under which such shares were issued, will again become available for the grant of further Awards.

In general, the aggregate number of shares as to which Awards may be granted to Participants under the 2003 Non-Qualified Securities Plan, the number and kind of shares thereof covered by each outstanding Award, and/or the price per share thereof in each such Award will, upon a determination of the Board of Directors, all be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from an increase, decrease or exchange in the outstanding shares of common stock or additional shares or new or different shares are distributed in respect of such shares of common stock, through merger, consolidation, sale or exchange of all or substantially all of our assets, or our reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, spin-off or other distribution with respect to our shares.

Under the 2003 Non-Qualified Securities Plan, the Board of Directors may grant non-qualified stock options. Non-qualified stock options may be granted for such number of shares of common stock as the Board of Directors determines, so long as such number of shares does not exceed the amount permitted under the plan. The exercise price for each stock option is determined by the Board of Directors. No stock option may be exercised after the expiration of ten years from the date of grant. Subject to the foregoing and the other provisions of the 2003 Non-Qualified Securities Plan, stock options may be exercised at such times and in such amounts and be subject to such restrictions and other terms and conditions, if any, as determined by the Board of Directors.

Restricted stock may also be awarded by the Board of Directors subject to such terms, conditions and restrictions, if any, as it deems appropriate. Restrictions may include limitations on voting rights and transferability of the shares, restrictions based on the duration of employment or engagement with us, and the Company’s or individual performance.

As of the date hereof, Awards covering 4,850,000 shares have been made under the 2003 Non-Qualified Securities Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, to the knowledge of management, concerning the beneficial ownership of shares of our common stock as of April 7, 2004 by:

  each person who is the beneficial owner of more than 5% of our outstanding shares of common stock;
  each of our directors;
  each of our executive officers; and
  all of our executive officers and directors as a group.

Beneficial ownership is generally attributed to person(s) who have the right to vote or dispose of securities. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the date of this report, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this prospectus, have been exercised or converted.

Unless otherwise indicated, each person in the table has sole investment and voting power with respect to all shares shown as beneficially owned. Unless otherwise indicated the address of each beneficial owner is 2340 Brighton-Henrietta Town Line Road, Rochester, New York 14623.

Name and Address	Number of Shares Beneficially Owned		Percent of Outstanding Shares
Matthew P. Dwyer	625,000	(1)	3.8%
Martin Peskin	3,100,000	(2)	19.2%
Neil Dolgin	750,000	(3)	4.6%
Scott Siegel	0	(4)	--
Officers and Directors as a group (5 persons)	4,475,000	(1)(2)(3)(4)	27.5%

(1)   Consists of 500,000 shares of outstanding common stock and currently exercisable options to purchase 125,000 shares. Does not include 450,000 additional shares issuable to Matthew P. Dwyer under his employment agreement with us, or options to acquire 375,000 shares, which shares or options cannot be earned or exercised by Mr. Dwyer during the next 60 days.
(2)   Consists of 3,100,000 shares of outstanding common stock.
(3)   Consists of outstanding shares owned of record by Cindy Dolgin, the spouse of Mr. Dolgin.
(4)   Effective February 21, 2003, we entered into a stock purchase agreement with Mr. Siegel and others which provided for (a) the issuance of 1,050,000 shares of our common stock to Mr. Siegel, (b) the transfer of 250,000 shares of Series A preferred stock from another party to the stock purchase agreement to Mr. Siegel, and (c) the payment by Mr. Siegel of $222,500 in indebtedness we owed to third parties. On April 1, 2003, Mr. Siegel filed a Schedule 13D with the Securities and Exchange Commission disclosing his beneficial ownership of 1,000,000 shares of our common stock and 250,000 shares of our Series A preferred stock. We dispute Mr. Siegel's entitlement to the 1,000,000 shares of common stock to which he has claimed beneficial ownership, on the grounds that he failed to pay the consideration required under the stock purchase agreement. We dispute Mr. Siegel's entitlement to the Series A preferred stock on the same basis, as well as on the grounds that we do not believe the third party who purportedly transferred the Series A preferred stock to Mr. Siegel had the legal right to do so. The Series A preferred stock is not convertible into common stock; however, each share of Series A preferred stock is entitled to ten votes per share. To the extent that Mr. Siegel is determined to be the owner of the common stock and the Series A preferred stock, he would be entitled to exercise voting rights over approximately 19.1% of our outstanding shares.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2003, we borrowed $180,937 from Matthew P. Dwyer, our Vice President, for operating expenses associated with our acquisition of Total Identity Systems Corporation. The loans do not bear interest and there is no fixed term for repayment.

PART IV

EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:

  Independent auditors’ reports
  Consolidated balance sheet as of December 31, 2003
  Consolidated statements of operations for the years ended December 29, 2002 and December 31, 2003
  Consolidated statements of shareholders’ equity for the years ended December 29, 2002 and December 31, 2003
  Consolidated statements of cash flows for the years ended December 29, 2002 and December 31, 2003
  Notes to consolidated financial statements.
    (b)The following Exhibits are filed as part of this Report on Form 10-KSB:

Exhibit No.	Exhibit Description
3.1.1	Amended and Restated Articles of Incorporation (1)
3.1.2	Statement of Designation of Series A Preferred Stock (2)
3.2	Amended and Restated By-Laws (3)
10.1	2003 Omnibus Securities Plan, as amended
10.2	2003 Non-Qualified Stock Grant and Option Plan, as amended
10.3	Stock Purchase Agreement dated October 13, 2003 by and between Total Identity Corp. and Total Identity Systems Corp. (4)
10.4	Stock Purchase Agreement dated October 13, 2003 by and between Total Identity Corp. and Robert David (5)
10.5	Employment Agreement dated October 13, 2003 by and between Charles Finzer and Total Identity Systems Corp. (6)
10.6	Employment Agreement dated October 13, 2003 by and between Robert David and Total Identity Corp. (7)
10.7	Promissory Note dated October 13, 2003 from Total Identity Systems Corp. to Robert David (8)
10.8	Pledge Agreement dated October 13, 2003 by and between Total Identity Corp. and Robert David (9)
10.9	Lease dated October 13, 2003 by and between Total Identity Systems Corp. and 2340 Townline Road Corporation (10)
10.10	Amendment No. 1 to Common Stock Purchase Agreement dated February 23, 2004, by and between Total Identity Corp., Total Identity Systems Corp. and Robert David (11)
10.11	Amendment No. 1 to Common Stock Purchase Agreement dated February 23, 2004, by and between Total Identity Corp. and Robert David (12)
10.12	Amended and Restated Promissory Note dated February 23, 2004 (13)
10.13	Amended and Restated Pledge Agreement dated February 23, 2004 (14)
10.14	Lease Amendment dated February 23, 2004 (15)
10.15	Consulting Agreement dated February 23, 2004, by and between Total Identity Corp. and Robert David (16)
10.16	Amended and Restated Pledge Agreement dated February 23, 2004, by and between Total Identity Corp., Robert David and Shapiro, Rosenbaum, Liebschutz and Nelson, LLP (17)
10.17	Employment Agreement dated February 23, 2004 with Matthew P. Dwyer
10.18	Consulting Agreement dated February 2, 2004 with Richard R. Dwyer
21	Subsidiaries of the Registrant
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Incorporated by reference to exhibit 3.1 to the registrant’s registration statement of Form SB-2 filed April 14, 2000.
  Incorporated by reference to exhibit 4.1 to the registrant’s registration statement of Form SB-2 filed April 14, 2000.
  Incorporated by reference to exhibit 3.2 to the registrant’s registration statement of Form SB-2 filed April 14, 2000.
  Incorporated by reference to exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 28, 2003.
  Incorporated by reference to exhibit 10.2 to the registrant’s Current Report on Form 8-K filed October 28, 2003.
  Incorporated by reference to exhibit 10.3 to the registrant’s Current Report on Form 8-K filed October 28, 2003.
  Incorporated by reference to exhibit 10.4 to the registrant’s Current Report on Form 8-K filed October 28, 2003.
  Incorporated by reference to exhibit 10.5 to the registrant’s Current Report on Form 8-K filed October 28, 2003.
  Incorporated by reference to exhibit 10.6 to the registrant’s Current Report on Form 8-K filed October 28, 2003.
  Incorporated by reference to exhibit 10.7 to the registrant’s Current Report on Form 8-K filed October 28, 2003.
  Incorporated by reference to exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 25, 2004.
  Incorporated by reference to exhibit 10.2 to the registrant’s Current Report on Form 8-K filed February 25, 2004.
  Incorporated by reference to exhibit 10.3 to the registrant’s Current Report on Form 8-K filed February 25, 2004.
  Incorporated by reference to exhibit 10.4 to the registrant’s Current Report on Form 8-K filed February 25, 2004.
  Incorporated by reference to exhibit 10.5 to the registrant’s Current Report on Form 8-K filed February 25, 2004.
  Incorporated by reference to exhibit 10.6 to the registrant’s Current Report on Form 8-K filed February 25, 2004.
  Incorporated by reference to exhibit 10.7 to the registrant’s Current Report on Form 8-K filed February 25, 2004.
*   Filed herewith
**   Compensatory Agreement.

(c)   During the last quarter of the fiscal year ended December 31, 2003, the Company filed no reports on Form 8-K, except that:

i.on October 28, 2003, we filed a Current Report on Form 8-K to report our acquisition of all of the issued and outstanding shares of Total Identity Systems Corp.; and

ii.on December 16, 2003, we filed a Current Report on Form 8-K to report that we initiated an arbitration in connection with our acquisition of the issued and outstanding shares of Total Identity Systems Corp.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that we paid or accrued for the audit and other services provided by HJ & Associates, LLC and Berkowitz Dick Pollack & Brant, LLP for the 2003 fiscal year, and Berkowitz Dick Pollack & Brant, LLP for the 2002 fiscal year.

	Fiscal 2003		Fiscal 2002
	HJ & Associates, LLC	Berkowitz Dick Pollack & Brant

Audit Fees	$55,382	$42,045	$16,672
Audit-Related Fees	3,705	12,139	15,616
Tax Fees	0	0	0
All Other Fees	2,127	25	11,825

Total	$61,214	$54,209	$44,113

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by HJ & Associates, LLC for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

The Board of Directors has adopted a procedure for pre-approval of all fees charged by HJ & Associates, LLC, the Company’s independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to HJ & Associates, LLC with respect to fiscal year 2003 were pre-approved by the entire Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Rochester, New York on the 5th day of May 2004.

TOTAL IDENTITY CORP.

By: /s/ Matthew P. Dwyer
Chairman, Principal Executive Officer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ _Matthew P. Dwyer Matthew P. Dwyer	President, Chief Executive Officer, Chief Financial Officer and Director	May 5, 2004

/s/ Martin Peskin Martin Peskin	Director	May 5, 2004

/s/ Neil Dolgin Neil Dolgin	Director	May 5, 2004

________ ___ Scott Siegel	Director

APPENDIX A

Financial Statements

   Independent auditors' reports, together with consolidated financial statements for the Company and subsidiary, including:

a.   Consolidated balance sheet as of December 31, 2003
b.   Consolidated statements of operations for the years ended December 29, 2002 and December 31, 2003
c.   Consolidated statements of shareholders' equity for the years ended December 29, 2002 and December 31, 2003
d.   Consolidated statements of cash flows for the years ended December 29, 2002 and December 31, 2003
e.   Notes to consolidated financial statements.

i

TOTAL IDENTITY CORP. AND SUBSIDIARY
(FORMERLY TMI HOLDINGS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and December 29, 2002

C O N T E N T S

Independent Auditors’ Reports	F3

Independent Auditors’ Reports	F4

Consolidated Balance Sheet	F5

Consolidated Statements of Operations	F6

Consolidated Statements of Stockholders’ Equity (Deficit)	F8

Consolidated Statements of Cash Flows	F9

Notes to the Consolidated Financial Statements	F11

F2

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Total Identity Corp. and Subsidiary
Rochester, New York

We have audited the accompanying consolidated balance sheet of Total Identity Corp. and Subsidiary as of December 31, 2003 and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Identity Corp. and Subsidiary as of December 31, 2003 and the results of their operations and their cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

HJ & Associates, LLC
Salt Lake City, Utah
March 30, 2004

F3

Other Auditor’s Report

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of TMI Holdings, Inc.

We have audited the accompanying statements of operations, stockholders’ deficit, and cash flows of TMI Holdings, Inc. for the year ended December 29, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of TMI Holdings, Inc., for the year ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2002 financial statements have been prepared assuming that TMI Holdings, Inc. will continue as a going concern as discussed in Note 2 to the 2002 financial statements, the Company suffered recurring losses from operations, had a stockholders’ deficit, and had no ongoing business activities.  These factors raised substantial doubt about its ability to continue as a going concern.  Management’s Plans in regard to these matters were also described in Note 2 to the 2002 financial statements.  The 2002 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berkowitz Dick Pollack & Brant LLP

Fort Lauderdale, FL

May 23, 2003

F4

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Balance Sheet

ASSETS

December 31, 2003

CURRENT ASSETS

Accounts receivable, net (Note 1)	$1,293,096
Inventory (Note 2)	622,243
Prepaid expenses	33,581

Total Current Assets	1,948,920

PROPERTY AND EQUIPMENT, NET (NOTE 3)	932,869

OTHER ASSETS

Deferred tax asset	352,379
Deposits	90,000
Intangibles, net	1,130,841

Total Other Assets	1,573,220

TOTAL ASSETS	$4,455,009

The accompanying notes are an integral part of these consolidated financial statements. F5

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
December 31, 2003

CURRENT LIABILITIES

Customer deposits	$242,206
Bank overdraft	12,074
Accounts payable	1,303,487
Accounts payable– related party (Note 9)	180,937
Accrued expenses (Note 4)	81,114
Accrued warranty expense	45,000
Subscription payable	500,000
Notes payable (Note 8)	2,181,061

Total Current Liabilities	4,545,879

LONG-TERM DEBT

Notes payable (Note 8)	744,309

Total Long-Term Debt	744,309

Total Liabilities	5,290,188

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series “A” $0.01 par value,
1,500,000 shares authorized; 250,000 shares
issued and outstanding	2,500
Preferred stock, Series “B” $0.01 par value,
500,000 shares authorized; -0- issued and outstanding
Common stock, $0.01 par value, 30,000,000 shares
authorized; 12,459,671 and 189,671 shares issued
and outstanding, respectively	124,596
Additional paid-in capital	8,770,102
Accumulated deficit	(9,732,377)

Total Stockholders’ Equity (Deficit)	(835,179)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$4,455,009

The accompanying notes are an integral part of these consolidated financial statements. F6

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Statements of Operations
	For the Years Ended
	December 31,	December 29,
	2003	2002

REVENUE	$1,318,249	$-

COST OF SALES	1,425,979	-

GROSS MARGIN	(107,730)	-

EXPENSES

Amortization of intangibles	36,303	-
Depreciation	7,335	-
Write off of note receivable from former stockholder	-	500,000
Consulting fees	2,704,037	-
Selling, general and administrative	722,935	218,442

Total Expenses	3,470,610	718,442

LOSS FROM OPERATIONS	(3,578,340)	(718,442)

OTHER INCOME (EXPENSE)

Other expenses	(35,268)	-
Interest income	14,287	94,917
Interest expense	(65,696)	-
Gain on forgiveness of debt	66,203	-
Loss on disposal of assets	(51,900)	-
Loss on settlement	(185,000)	-
Loss on extinguishments of debt	(1,950,500)	-

Total Other Income (Expense)	(2,207,874)	94,917

LOSS BEFORE INCOME TAXES	(5,786,214)	(623,525)

INCOME TAX BENEFIT	-	-

NET LOSS	$(5,786,214)	$(623,525)

BASIC LOSS PER SHARE

Net loss	$(0.95)	$(1.96)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,088,123	317,844

The accompanying notes are an integral part of these consolidated financial statements. F7

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional Paid-in Capital
	Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount

Balance, fiscal 2001	250,000	$2,500	304,721	$3,047	$4,499,513	$(3,322,638)

Common stock issued	-	-	41,667	416	24,584	-

Common stock
cancelled			(156,717)	(1,567)	(673,433)

Net (loss) for fiscal
2002	-	-	-	-	-	(623,525)

Balance, fiscal 2002	250,000	2,500	189,671	1,896	3,850,664	(3,946,163)

Series B preferred stock
issued in acquisition of
Kina ‘Ole	500,000	5,000	-	-	(189,777)	-

Common stock issued for
for consulting services	-	-	2,995,000	29,950	1,482,800	-

Common stock issued as
incentive for loan to
Company	-	-	50,000	500	17,500	-

Common stock issued as
incentive for loan to
Company	-	-	25,000	250	8,750	-

Common stock issued for
debt	-	-	6,050,000	60,500	2,001,000	-

Warrants issued to consultants
for services rendered	-	-	-	-	1,227,875	-

Common stock issued for
conversion of warrants	-	-	2,900,000	29,000	54,000	-

Spin-off of Kina ‘Ole
Development Corporation	(500,000)	(5,000)	-	-	317,290	-

Stock issued for acquisition	-	-	250,000	2,500	-	-

Consolidated net loss for
the year ended December
31, 2003	-	-	-	-	-	(5,786,214)

Balance, December 31, 2003	250,000	$2,500	12,459,671	$124,596	$8,770,102	$(9,732,377)

The accompanying notes are an integral part of these consolidated financial statements. F8

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
	For the Years Ended
	December 31,	December 29,
	2003	2002

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$(5,786,214)	$(623,525)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	43,638	-
Loss on extinguishments of debt	1,949,500	-
Stock issued for services	2,581,138	-
Write off note receivable from former stockholder	-	500,000
Changes in assets and liabilities:
Decrease in receivables	24,508	57,979
(Increase) in inventory	(45,619)	-
(Increase) in prepaids	(30,359)	-
Decrease in prepaid expenses	-	792
Increase in accounts payable and accounts
payable – related parties	849,494	16,573
(Decrease) in warranty payable	(450,976)	-
(Decrease) in customer deposit payable	(242,488)
(Decrease) in accrued expenses and accrued
expenses – related	(139,477)	-

Net Cash Used by Operating Activities	(1,246,855)	(48,181)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of subsidiary	851,382
Purchase of property and equipment	(1,450)	-

Net Cash Provided by Financing Activities	849,932	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	83,000	25,000
Proceeds (payment) from bank overdraft	(95,985)	-
Proceeds from notes payable	473,431	-
Payment of notes payable	(68,142)	-

Net Cash Provided by Financing Activities	392,304	25,000

DECREASE IN CASH	(4,619)	(23,181)

CASH AT BEGINNING OF PERIOD	4,619	27,800

CASH AT END OF PERIOD	$-	$4,619

The accompanying notes are an integral part of these consolidated financial statements. F9

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,	December 29,
	2003	2002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

SCHEDULE NON-CASH FINANCING ACTIVITIES:

Stock issued for services	$2,451,124	$-
Stock issued for debt	$428,500	$-

During fiscal 2002, the Company exchanged a note
Receivable amounting to $675,000 (obtained in
conjunction with the sale of its business units) for
156,717 shares of common stock:

156,717 shares of common stock ($.10 par
value per share)		$15,672

Paid–in capital		659,328

Note receivable		$675,000

The accompanying notes are an integral part of these consolidated financial statements. F10

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.Organization

Total Identity Corp. (formerly TMI Holdings, Inc.) (the “Company” or “TIC”), was organized in the State of Florida on July 22, 1991 for the purpose of managing the operations of retail thrift stores which offered for sale new and used articles of clothing, furniture, miscellaneous household items and antiques. The Company was registered with the State of Florida as a professional solicitor. The Company obtained its merchandise primarily from two sources: i) purchase agreements with charitable organizations, and ii) independent contract collectors from whom the Company purchased merchandise in bulk. Items from the stores which remain unsold were sold in bulk to exporters for export to countries throughout the Caribbean, Central and South America and Eastern Europe. Through its wholly owned subsidiaries, the Company operated six retail stores, an Internet company and a management company. Hallandale Thrift Management, Inc. (“HTMI”), was responsible for the solicitation of donations on behalf of the affiliated charities through direct mailing, newspaper advertising and telemarketing. HTMI was also responsible for operating donation trailers and the pick-up of donated merchandise throughout the communities in which the Company operated. HTMI was organized in the State of Florida on December 9, 1993.

The Company operated six retail thrift stores that offered new and used articles of clothing, furniture, miscellaneous household items and antiques, and an Internet subsidiary which operated a business-to-consumer site that offered collectibles, art and antiques on a limited basis, until August 27, 2001, when the sale of these business units to the Company’s President and principal stockholder was complete. This transaction had been approved by the Company’s stockholders (with all shares held by the President and his affiliates voting with the majority of all other outstanding shares) at the annual meeting held on August 13, 2001. As a result of the sale of its business units that was completed on August 27, 2001, the Company no longer has any subsidiaries or active business units.

On October 13, 2003, the Company purchased all of the outstanding stock of Total Identity Systems Corporation (“TIS”) (Note 7). TIS was incorporated on February 16, 1982 in the state of New York, under the name of Total Energy Services Corporation. On August 23, 1996, the Company changed its name to Total Identity Systems Corporation. On October 20, 1999, the Company began also operating under the name of Empire/Forster Sign & Awning. The Company designs, manufactures, and installs custom awnings and signs.

STOCK SPLIT: Effective January 27, 2003, the Company’s common stock underwent a 1 for 10 reverse stock split. The effect of the reverse stock split has been retroactively reflected in the consolidated financial statements for all fiscal periods presented.

b.Basis of Presentation

The Company uses the accrual method of accounting for financial purposes and has elected to change its year end from a 52 - 53 week to December 31 as its year-end.

c.Principles of Consolidation

The consolidated financial statements as of December 31, 2003 include those of Total Identity Corp and its wholly-owned subsidiary Total Identity Systems Corporation (TIS). All significant intercompany accounts and transactions have been eliminated.

F11

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosers. Accordingly, actual results could differ from those estimates.

e.Trade Receivables

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a regular basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Amounts pertaining to claims or retainages pursuant to long-term contracts are insignificant.

f.Inventory

Inventories are valued generally at the lower of cost (first-in, first-out method) or market.

g.Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the IRS tax code MACRS method over the expected useful lives of the assets as follows:

Description	Useful lives

Equipment	5 years
Computers and equipment	3 years
Leasehold improvements	39 years
Building renovations	15-39 years
Furniture and fixtures	5 years
Vehicles	5 years
Computer software	5 years

The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment.

h.Long-Lived Assets

In accordance with SFAS No. 142, “Goodwill and other intangible assets”, long –lived assets, including goodwill associated with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

F12

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.Long-Lived Assets (Continued)

The amount of any impairment considered necessary would be determined by comparing the book value of the net assets in applicable line of business to fair value using methods such as the present-value of estimated future cash flows, sale value or other valuation methodologies available at the time, depending on the stage of development of the line of business and the Company’s intentions at the time an impairment adjustment were considered necessary.

i.Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

j.Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.

k.Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2003 and December 29, 2002 was $87,860 and $-0-, respectively.

l.Recent Accounting Pronouncements

SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial statements of the Company.

SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), ”Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), ”Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, “Accounting for Sales of Real Estate,” if

F13

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.   Recent Accounting Pronouncements (Continued)

the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases.” Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, “Acquisitions of Certain Financial Institutions” which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

F14

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.   Recent Accounting Pronouncements (Continued)

SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 45 -- “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57 and 107”. The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial statements.

During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”, EITF Issue No. 01 –8 “ Determining Whether an Arrangement Contains a Lease”, EITF Issue No. 02-3 “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities”, EITF Issue No. 02-9 “Accounting by a Reseller for Certain Consideration Received from a Vendor”, EITF Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”, EITF Issue No. 02-18 “Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition”, EITF Issue No. 03-1, “The Meaning of Other Than Temporary and its Application to Certain Instruments”, EITF Issue No. 03-5, “Applicability of AICPA Statement of Position 9702, ‘Software Revenue Recognition’ to Non-Software Deliverables in

F15

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.   Recent Accounting Pronouncements (Continued)

an Arrangement Containing More Than Incidental Software”, EITF Issue No. 03-7, “Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock”, EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

m.Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended
	December 31,	December 29,

	2003	2002

Net loss	$(5,786,214)	$(623,525)

Weighted average number of shares outstanding	6,088,123	317,844

Total loss per share	$(0.95)	$(1.96)

DECEMBER 29, 2002 NET LOSS PER SHARE: Net loss per share is computed in accordance with SFAS No. 128, “Earning Per Share”, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. During each year presented, the Company has certain options, warrants, convertible preferred stock and/or mandatorily redeemable convertible preferred stock, which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive.

n.Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F16

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n.   Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2003:

2003

Deferred tax assets:
NOL Carryover	$950,000

Deferred tax liabilities:

Valuation allowance	(950,000)

Net deferred tax asset	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December31, 2003 due to the following:

2003

Book income (loss)	$(2,256,623)
Stock for services/options expense	1,054,574
Loss on extinguishment	760,695
Other	5,495
Valuation allowance	435,859

$-

At December 31, 2003, the Company had net operating loss carryforwards of approximately $2,436,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

F17

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n.   Provision for Taxes (Continued)

The provision for income taxes includes the following components as of December 29, 2002:

Fiscal
2002
Current:
Federal	$-
State	-

Deferred:
Federal	-
State	-

Total Provision	-

$-

Deferred tax (assets) liabilities are comprised of the following:
Fiscal
2002

Federal net operating loss carryforward	$(128,000)

State net operating loss carryforward	(21,000)

Net deferred tax asset	(149,000)

Valuation allowance	149,000

Net deferred tax asset	$-

F18

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n.   Provision for Taxes (Continued)

A reconciliation of income tax computed at the Company’s statutory rate to income tax computed at the Company’s effective rate is as follows:

Fiscal
2002

U.S. federal income tax (benefit) computed at statutory rate	$(42,000)

State income tax (benefit), net of federal income tax (benefit)	(7,000)

Other	(3,000)

Valuation allowance	52,000

$-

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

o.Change in Authorized Shares and Par Value

On May 2, 2003, the Company amended its Articles of Incorporation and increased its authorized shares from 1,500,000 to 30,000,000 and changed its par value to $0.01 from $0.10. The consolidated financial statements have been retroactively adjusted for the change in par value.

p.Reclassification of Prior Year Balances

The classification of certain balances within the consolidated financial statements for the year ended December 29, 2002 have been changed to be consistent with the classification of the consolidated financial statements for the year ending December 31, 2003.

F19

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002

NOTE 2 -    INVENTORY

Inventories at December 31, 2003 were composed of the following:

December 31,
2003

Raw materials	$233,970
Work-in-process	388,273

$622,243

NOTE 3 -    PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2003:

December 31,
2003

Leasehold improvements	$48,461
Building renovation	842,329
Vehicles	163,329
Equipment	930,870
Furniture and fixtures	16,871
Computer software	116,624
Accumulated depreciation	(1,185,615)

$932,869

During the years ended December 31, 2003 and December 29, 2002, the Company recorded depreciation expense of $158,233 and $0, respectively.

NOTE 4 – ACCRUED EXPENSES

As of December 31, 2003, accrued expenses consist of the following:

December 31, 2003

Other accrued	$8,773
Accrued interest	10,177
Accrued taxes	29,004
Accrued payroll	33,160

$81,114

F20

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002

NOTE 5 -    MAJOR CUSTOMERS
Net sales for the year ended December 31, 2003 include sales to the following major customer, together with the receivables due from the customer. There were no major customers during the year ended December 29, 2002. Because of the nature of the Company’s business, the major customers may vary between years.

	Amount of Net Sales	Trade Receivables
	Year Ended	Balance as of
Customer	December 31, 2003	December 31, 2003

Customer 1	$1,229,138	$245,528

	$1,229,138	$245,528

NOTE 6 -   COMMITMENTS AND CONTINGENCIES

Litigation

In the prior year, TIS was a defendant in two lawsuits. The first lawsuit was settled for $12,650 and paid to the plaintiff in November 2003. The second lawsuit was settled and paid in July 2003 for $8,500. The balances owed are recorded in accounts payable.

During December 2003, the TIS settled a lawsuit for $85,000 relating to work performed in May 2002. The Company recorded this settlement in accounts payable. As of December 31, 2003, the outstanding balance owed on the settlement amount was $58,972.

Purchase Commitments

The Company is committed under several purchase orders totaling $310,307 and $-0- as of December 31, 2003 and 2002, respectively.

Facility and Equipment Leases

TIS leased office space and equipment from a related party pursuant to verbal agreements during the year. During October 2003, the Company memorialized the office lease agreement and took over payments for the equipment as part of the purchase agreement. The office lease agreement has a term of 10 years and minimum monthly rent of $22,500. Rent expense under the facility lease amounted to $151,859 and $-0- for the years ended December 31, 2003 and December 29, 2002. Rent expense under the equipment lease amounted to $106,641 and $-0- for the years ended December 31, 2003 and December 29, 2002.

F21

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002

NOTE 6 -   COMMITMENTS AND CONTINGENCIES (Continued)

Facility and Equipment Leases (Continued)

The future minimum lease payments for the office lease agreement is as follows:

Year	Amount

2004	$270,000
2005	270,000
2006	270,000
2007	270,000
2008	270,000
All other years	1,350,000

Total	$2,700,000

The future minimum lease payments for the equipment lease is included in the notes payable maturities schedule (Note 8).

NOTE 7 -   ACQUISITION AGREEMENTS

Acquisition and sale of Kina’Ole Development Corporation

On January 31, 2003, the Company acquired 100% of the outstanding common stock of Kina'ole Development Corporation, a Hawaii corporation (“Kina'ole”), in exchange for 500,000 shares of the Company's Series B Convertible Preferred Stock. Kina'ole is located in Lihue, Hawaii, and through arrangements with dealerships on each Hawaiian island, Kina'ole plans to sell manufactured homes to retail customers. The Company acquired the Kina'ole shares from Michael Sessions and John Meyers, who, at the time of the acquisition, were officers and directors of the Company. The 500,000 shares of Series B Preferred Stock where considered to have no value based on the fair value of the net assets of Kina’ole at the acquisition date. The combination was accounted for as a purchase, with the results of operations of Kina’ole included in the Company’s consolidated statement of operations from the date of acquisition.

On September 30, 2003 the Company entered into an agreement with two shareholders to exchange the 500,000 outstanding shares of Series B Preferred Stock, held by the two shareholders, for all of the shares held by the Company of the wholly-owned subsidiary Kina’ole Development Corporation. In addition, upon settlement of a pending lawsuit (See Note 4) the Company agreed to issue 120,000 additional shares of Common Stock to the two shareholders. Also, the Company agreed to pay certain obligations to the two shareholders in the amount of $13,500. All operating results of Kina’ole have been included in discontinued operations as of December 31, 2003. No tax benefit has been attributed to the discontinued operations.

F22

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002

NOTE 7 -   ACQUISITION AGREEMENT (Continued)

Acquisition and sale of Kina’Ole Development Corporation (Continued)

The following is a summary of the loss from discontinued operations resulting from the sale of Kina’ole:

For the Year Ended December 31, 2003

SALES, NET	$-

EXPENSES

Salaries and wages	135,000
General and administrative expense	47,214

Total Expenses	182,214

LOSS FROM OPERATIONS	(182,214)

OTHER INCOME (EXPENSE)	-

NET LOSS FROM DISCONTINUED
OPERATIONS	$(182,214)

Acquisition of Total Identity Systems Corporation

In October 2003 the Company acquired all of the outstanding shares of stock of TIS located in Rochester, NY. The acquisition was in two parts. In the first part the Company purchased newly issued shares of TIS for $150,000 cash and a note for $475,000 payable in five equal monthly installments of $95,000 starting in March 2004. This acquisition would give the Company a 60% controlling interest in TIS. In the second part the Company acquired the remaining 40% by purchasing these shares for $500,000 payable in eight quarterly payments of $50,000 each starting in January 2005 and the balance of $100,000 by issuing 200,000 shares of the Company’s common stock. The acquisition has been accounted for using the purchase method of accounting. The primary reason for the acquisition is to acquire the customer contracts and related customer relationships. The results of operations of TIS for November and December 2003 are included in the results of operations of the Company’s operations for the year ending December 31, 2003. The Company recognized an intangible asset associated with the customer list and related customer association of $1,089,076. The Company determined that the useful life of the intangible asset is five years. Therefore, the Company recognized amortization expense of $36,303 for the year ended December 31, 2003.

F23

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002

NOTE 7 -   ACQUISITION AGREEMENT (Continued)

Acquisition of Total Identity Systems Corporation (Continued)

As of October 13, 2003, the condensed balance sheet of Total Identity Systems Corporation was as follows:

Condensed Balance Sheet	October 13, 2003

Accounts Receivable	$1,317,604
Deferred Tax Assets	352,379
Inventory	576,624
Property & Equipment, (net)	940,167
Goodwill Net	81,722
Bond Deposit	90,000

Total Assets	$3,358,496

Cash Overdraft	$112,678
Accounts Payable	634,931
Accrued Liabilities	121,647
Customer Deposits	484,694
Accrued Warranty Liability	495,975
Notes Payable-financing	2,361,458

Total Liabilities	4,211,383

Common Stock	100
APIC	574,331
Retained Deficit	(1,298,067)
Current Year Profit (Loss)	(129,251)

Total Stockholders’ Equity (Deficit)	(852,887)

Total Liabilities & Stockholders’ Equity (Deficit)	$3,358,496

F24

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002
NOTE 8 -    NOTES PAYABLE
Notes payable consist of the following amounts:

December 31, 2003

Note payable, line of credit, to financial institution,
interest at .5% plus prime,	$942,000

Note payable to two corporations and individuals,
due on demand, unsecured.	128,697

Note payable to an individual, principal and
interest due monthly, at 6% interest	58,536

Note payable to financial institution; principal
and interest due monthly; secured by automobiles	44,329

Note payable to a small business administration
secured by fixed assets, principal and interest due
monthly; interest at 4%	693,882

Note payable to financial institution, at prime plus 0.5%
secured by assets;	350,713

Note payable to financial institution, interest and principal
due monthly.	557,213

Secured debenture payable to a corporation, secured
by 400,000 free trading shares of the Company’s
common stock, interest at 12%	150,000

Total Notes payable	2,925,370

Less current portion of long-term debt	(2,170,414)

Total long-term debt	$754,956

F25

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002
NOTE 8 -    NOTES PAYABLE (Continued)

The aggregate principal maturities of notes payable are as follows:

Year	Amount

2004	$2,170,414
2005	118,268
2006	65,242
2007	40,812
2008	40,812
All other years	489,822

Total	$2,925,370

NOTE 9 -    RELATED PARTY TRANSACTIONS

Accounts Payable

As of December 31, 2003, the Company owed related parties $180,937 for amounts loaned to the Company for operating expenses associated with the acquisition agreement (Note 7). This payable bears no interest, is unsecured and is due on demand.

During 2002, the Board of Directors agreed to begin reimbursing Thrift Ventures for certain services that had been provided to the Company on a cost-free basis since the closing of the sale of the business units. These services have to date included: (a) office space and all related amenities such as telephones, copiers, facsimile machines and office supplies; (b) all necessary accounting and bookkeeping services related to the Company’s public reporting requirements; (c) other administrative services, such as receptionist and bill-paying services; and (d) the assistance of Douglas in identifying a possible acquisition candidate for the Company, as well as negotiating a definitive agreement and completing a transaction with such an acquisition candidate. In exchange for Thrift Ventures’ and Douglas’ agreement to continue providing these services to the Company, the Company reimbursed Thrift Ventures $5,000 per month. During 2002, $25,000 in reimbursements for these services to the Company were offset against interest amounts due to the Company from Thrift Ventures.

NOTE 10 -   STOCK OPTIONS

2003 Omnibus Securities Plan

On May 2, 2003, the Company approved the 2003 Omnibus Securities Plan (the Securities Plan) by written consent of the holders of a majority of its voting stock, and ratified on June 17, 2003. On January 12, 2004, the Company approved the increase of the number of shares available for issuance under the Securities Plan from 140,000 to 800,000. Under the Securities Plan, stock-based awards in the form of incentive and non-qualified stock options, restricted and restricted stock awards, and performance stock awards may be made. The Board of Directors of the Company or Securities Plan administrator has the discretion to select the persons to whom awards will be granted; grant awards under the Securities Plan; determine the number of shares to be covered by each award; determine the nature, amount, pricing, timing and other terms of the award; interpret, construe and implement the provisions of the Securities Plan; and terminate, modify or amend the Securities Plan. As of December 31, 2003, awards covering -0- shares have been made under the Securities Plan.

F26

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002

NOTE 10 -   STOCK OPTIONS (Continued)

2003 Non-Qualified Stock Option and Grant Plan

On May 2, 2003, the Company approved and ratified the 2003 Non-Qualified Stock Option and Grant Plan (the Option Plan) by written consent of a majority of itsc voting stock. On November 14, 2003, the Company approved the increase of the number of shares available for issuance under the Option Plan to 3.0 million and on January 12, 2004 increased the number of shares available for issuance to 5.2 million. Under the Option Plan, stock-based awards in the form of non-qualified stock options and restricted, unrestricted and performance-based stock awards may be made. The Board of Directors of the Company or Option Plan administrator has the discretion to select the persons to whom awards will be granted; grant awards under the Option Plan; determine the number of shares to be covered by each award; determine the nature, amount, pricing, timing and other terms of the award; interpret, construe and implement the provisions of the Option Plan; and terminate, modify or amend the Option Plan. As of December 31, 2003, awards covering 2,900,000 shares have been made under the Option Plan.

The Company applies FASB Statement 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) in accounting for all stock option plans. Under SFAS No. 123, compensation cost is recognized in accordance with the fair value based method prescribed in SFAS No. 123 for stock option plans and other stock awards granted. The Company estimated the fair value of each stock option issued during the year at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

For the Year Ended December 31, 2003

Risk free interest rates	3.45% and 1.13%
Expected lives	1 year
Expected volatilities	398% and 375%
Dividend yields	0.00%

As a result of applying SFAS No. 123, the Company incurred an additional expense of $1,227,875 for services rendered by non-employees for the year ended December 31, 2003.

During June and October of 2003, the Company issued options to purchase 3,250,000 shares of common stock to non-employees for services. The options were exercisable at $0.03 per share and were immediately exercised upon issuance in payment of services.

F27

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002

NOTE 10 -  STOCK OPTIONS (Continued)

A summary of the status of the Company’s outstanding stock options as of December 31, 2003 and December 29, 2002 and changes during the years then ended is presented below:

	2003		2002
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning
of year	71,033	$16.50	86,408	$16.80
Granted	3,250,000	0.03	3,000	5.00
Expired/Cancelled	(421,033)	(2.80)	(18,375)	15.00
Exercised	(2,900,000)	(0.03)	-	-

Outstanding end of year	-	$ .-	71,033	$16.50

Exercisable	-	$-	69,533	$16.80

NOTE 11-  SUBSEQUENT EVENTS

On February 2, 2004, the Company entered into a twelve month consulting agreement with a former officer and director to provide consulting on corporate development. For consideration of these services the individual is entitled to receive warrants to acquire 1,100,000 shares of the Company’s common stock at an exercise price of $0.03 per share. 800,000 of the warrants would be immediately exercisable and 300,000 would not vest until August 1, 2004.

On January 13, 2004, the Company entered into a twenty-four month consulting agreement with a Florida business to provide consulting on multi media kits for the Company. For consideration of these services the Florida business is entitled to receive $250,000 in cash and/or free trading share of the Company’s common stock at $0.20 per share or 1,250,000 shares.

On February 13, 2004, the Company authorized the issuance of a $750,000 convertible debentures at 12% that may be converted into restricted common stock at an average price of $0.33 per share, or 2,300,000 shares of common stock, upon conversion.

On February 13, 2004, the Company authorized the issuance of 625,000 shares of restricted common stock for $125,000 in barter equity.

On February 13, 2004, the Company authorized the issuance of a $125,000 convertible debenture at 9% that may be converted into restricted common stock at $0.20 per share, or 625,000 shares of common stock, upon conversion.

On February 23, 2004, the Company entered into two employee agreements with individuals to provide services as the CEO and Vice-President of the Company. The terms of the agreements are for three years. As part of the compensation the individuals are entitled to receive options to acquire shares of the Company’s common stock at $0.03 per share. The total shares that would be received during the term of the contracts would be 2,500,000 shares. In addition, each employee would receive 1% of the Company’s post tax profit in excess of $1,000,000 for each of the next three years.
F28

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and December 29, 2002

NOTE 11-   SUBSEQUENT EVENTS (Continued)

On March 9, 2004, a judgment was set against the Company, a former officer of the Company, and a director of the Company for defaulting on required payments under a settlement agreement. The judgment is for $75,000, bearing interest of 7% per annum, and reimbursement of attorneys’ fees, costs and expenses incurred by the plaintiff in pursuing collection of amounts owed to the plaintiff. The Company subsequently paid the plaintiff and is no longer in default.

Subsequent to December 31, 2003, the Company became in default of making payments on a settlement agreement with a former officer of the Company associated with the purchase of TIS by the Company. The Company has not made any of the payments required under the settlement agreement because of the parameters set by the investment group. The Company is currently negotiating with the former officer of the Company and expects a favorable resolution shortly. The Company has not received any default notice regarding this matter.

F29