Form 10QSB
period 2004-03-31
TOTAL IDENTITY CORP
filed 2004-06-15
CIK 1016611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number
_________0-30011_____________

Total Identity Corp.
(Exact name of registrant as specified in its charter)
______________________

Florida	65-0309540
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2340 Brighton-Henrietta Town Line Road
Rochester, New York	14623
(Address of principal executive offices)	(Zip Code)

Registrants' telephone number, including area code: (585) 427-9050

_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 4, 2004, there were 16,134,675 shares of common stock issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(check one):

Yes [ ] No [X]

Total Identity Corp.

INDEX TO FORM 10-Q

QUARTER ENDED March 31, 2004

PART I - FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheet	F2
March 31, 2004 and December 31, 2003

Consolidated Statements of Operations	F4
March 31, 2004 and December 31, 2003

Consolidated Statements of Stockholders’ Equity (Deficit)	F5
March 31, 2004 and December 31, 2003

Consolidated Statements of Cash Flows	F7
March 31, 2004 and December 31, 2003
F8
Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations	11

Item 3. Controls and Procedures	16

PART II - OTHER INFORMATION	16

Item 1. Legal Proceedings	16
Item 2. Change in Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits and Reports on Form 8-K	18
Item 7. Signature	20

TOTAL IDENTITY CORP. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and December 31, 2003

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2004 and December 31, 2003

ASSETS

	March 31, 2004	December 31, 2003

	(Unaudited)
CURRENT ASSETS

Cash	$183,533	$-
Accounts receivable, net	1,789,150	1,293,096
Inventory	680,136	622,243
Prepaid expenses	33,581	33,581

Total Current Assets	2,686,400	1,948,920

PROPERTY AND EQUIPMENT, NET	916,669	932,869

OTHER ASSETS

Deferred tax asset	352,379	352,379
Deposits	42,542	90,000
Intangibles, net	1,076,388	1,130,841

Total Other Assets	1,471,309	1,573,220

TOTAL ASSETS	$5,074,378	$4,455,009

The accompanying notes are an integral part of these consolidated financial statements. F2

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Balance Sheets (Continued)
March 31, 2004 and December 31, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31, 2004 (Unaudited)	December 31, 2003

CURRENT LIABILITIES

Customer deposits	$763,939	$242,206
Bank overdraft	-	12,074
Accounts payable	1,101,186	1,303,487
Accounts payable– related party	245,367	180,937
Accrued expenses	32,900	81,114
Accrued warranty expense	45,000	45,000
Subscription payable	400,000	500,000
Notes payable	2,092,214	2,181,061

Total Current Liabilities	4,680,606	4,545,879

LONG-TERM DEBT

Notes payable	684,752	744,309

Total Long-Term Debt	684,752	744,309

Total Liabilities	5,365,358	5,290,188

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series “A” $0.01 par value,
1,500,000 shares authorized; 250,000 shares
issued and outstanding	2,500	2,500
Preferred stock, Series “B” $0.01 par value,
500,000 shares authorized; -0- issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares
authorized; 16,134,671 shares issued
and outstanding	161,346	124,596
Additional paid-in capital	9,278,352	8,770,102
Accumulated deficit	(9,733,178)	(9,732,377)

Total Stockholders’ Equity (Deficit)	(290,980)	(835,179)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$5,074,378	$4,455,009

The accompanying notes are an integral part of these consolidated financial statements. F3

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Statements of Operations
March 31, 2004 and 2003
(Unaudited)

	For Three Months Ended
	March 31
	2004	2003

REVENUE	$2,703,515	$-

COST OF SALES	1,219,967	-

GROSS MARGIN	1,483,548	-

EXPENSES

Depreciation	18,000	-
Selling, general and administrative	1,203,023	503,110
Amortization of intangibles	54,454	-

Total Expenses	1,275,477	503,110

INCOME (LOSS) FROM OPERATIONS	208,071	(503,110)

OTHER (EXPENSE)

Other expenses	(39,388)	-
Interest expense	(169,484)	-

Total Other (Expense)	(208,872)	-

LOSS BEFORE TAXES	(801)	(503,110)

INCOME TAX	-	-

NET LOSS	$(801)	$(503,110)

BASIC LOSS PER SHARE

Net loss	$(0.00)	$(0.89)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,867,642	564,671

The accompanying notes are an integral part of these consolidated financial statements. F4

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (Deficit)
March 31, 2004 and December 31, 2003

					Additional Paid-in Capital
	Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount

Balance, fiscal 2002	250,000	$2,500	189,671	$1,896	$3,850,664	$(3,946,163)

Series B preferred stock
issued in acquisition of	500,000	5,000	-	-	(189,777)	-
Kina ‘Ole

Common stock issued for
for consulting services	-	-	2,995,000	29,950	1,482,800	-

Common stock issued as
incentive for loan to
Company	-	-	50,000	500	17,500	-

Common stock issued as
incentive for loan to
Company	-	-	25,000	250	8,750	-

Common stock issued for
debt	-	-	6,050,000	60,500	2,001,000	-

Warrants issued to consultants
for services rendered	-	-	-	-	1,227,875	-
Common stock issued for
conversion of warrants	-	-	2,900,000	29,000	54,000	-

Spin-off of Kina ‘Ole
Development Corporation	(500,000)	(5,000)	-	-	317,290	-

Stock issued for acquisition	-	-	250,000	2,500	-	-

Consolidated net loss for
the year ended December
31, 2003	-	-	-	-	-	(5,786,214)

Balance, December 31, 2003	250,000	2,500	12,459,671	124,596	8,770,102	(9,732,377)

Stock issued for services (unaudited)	-	-	800,000	8,000	16,000	-

Stock issued for services (unaudited)	-	-	1,250,000	12,500	-	-

Stock issued as inducement
for debt (unaudited)	-	-	250,000	2,500	-	-

Balance Forward	250,000	$2,500	14,759,671	$147,596	$8,786,102	$(9,732,377)

The accompanying notes are an integral part of these consolidated financial statements. F5

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)
March 31, 2004 and December 31, 2003

					Additional Paid-in Capital	Accumulated Deficit
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance Forward	250,000	$2,500	$14,759,671	$147,596	$8,786,102	$(9,732,377)

Common stock issued for
Payment on subsidiary(unaudited)	-	-	200,000	2,000	113,000	-

Stock issued for barter equity (unaudited)	-	-	625,000	6,250	118,750	-

Stock issued for services (unaudited)	-	-	150,000	1,500	22,500	-

Stock issued for payment for
stock loaned to company (unaudited)	-	-	400,000	4,000	72,000	-

Net loss for the three months
ended March 31, 2004 (unaudited)	-	-	-	-	-	(801)

Balance, March 31, 2004 (unaudited)	250,000	$2,500	16,134,671	$161,347	$9,278,352	$(9,733,179

The accompanying notes are an integral part of these consolidated financial statements. F6

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
March 31, 2004 and 2003
(Unaudited)
	For the Three Months Ended
	March 31
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(801)	$(503,110)
Adjustments to reconcile net loss to net
Cash provided (used) by operating activities:
Depreciation and amortization	72,454	-
Stock issued for services	320,000	375,000
Changes in assets and liabilities:
Restricted Cash	-	42,666
(Increase) Decrease in receivables	(371,055)	(15,260)
(Increase) in inventory	(57,893)	-
(Increase) in prepaids	-	-
Decrease in prepaid expenses	-	3,222
Other assets	47,458	-
Construction in progress	-	(39,771)
Increase in accounts payable and accounts
payable – related parties	(137,870)	29,287
Increase (Decrease) in customer deposit payable	521,733	(3,000)
Payable to joint venture	-	(27,667)
(Decrease) in accrued expenses and accrued
expenses – related	(48,214)	35,020

Net Cash Provided (Used) by Operating Activities	345,812	(103,613)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment	-	(12,518)
Acquisition of subsidiary	(1,800)	27,847
Purchase of property and equipment	-	(1,008)

Net Cash Provided (Used) by Financing Activities	$(1,800)	$14,321

The accompanying notes are an integral part of these consolidated financial statements. F7

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)
March 31, 2004 and 2003
(Unaudited)

	For the Three Months Ended
	March 31
	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	$12,750	$40,500
Proceeds (payment) from bank overdraft	(12,074)	-
Proceeds from related parties	-	30,275
Proceeds from notes payable	127,038	5,848
Payment of notes payable	(148,405)	-
Capital contributions	-	15,000

Net Cash Provided (Used) by Financing Activities	(160,479)	91,623

INCREASE (DECREASE) IN CASH	183,533	2,331

CASH AT BEGINNING OF PERIOD	-	4,619

CASH AT END OF PERIOD	$183,533	$6,950

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

CASH PAID FOR:

Interest	$35,400	$-
Income taxes	$-	$-

SCHEDULE NON-CASH FINANCING ACTIVITIES:

Stock issued for services	$320,000	$375,000
Stock issued for debt	$100,000	$-

The accompanying notes are an integral part of these consolidated financial statements. F8

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
March 31, 2004 and 2003

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

NOTE 2 -   RELATED PARTY TRANSACTIONS

On January 16, 2004, the Company borrowed $50,000 from Cindy Dolgin, wife of Neil Dolgin, to pay for company expenses. The loan is to be paid back when funds are available. As an inducement for Cindy Dolgin to loan the Company money, 250,000 shares of common stock were issued to her on March 1, 2004.

On March 1, 2004, common stock of 550,000, 800,000, and 1,250,000 were issued as compensation for services to Matt Dwyer, Richard Dwyer, and Richard Houraney, respectively.

On March 24, 2004, the Company borrowed $25,000 from Dr. Martin Peskin to pay for company expenses. Interest associated with this loan amounted to $10,187. The total amount is recorded as a loan payable to Martin Peskin.

During the three months ended March 31, 2004, the Company borrowed $3,215 from Richard Dwyer and $192,151 from Matthew Dwyer for various company expenses. These amounts are recorded as loans payable.

NOTE 3 –    SIGNIFICANT EVENTS

On January 13, 2004, the Company entered into a consulting agreement with a Florida business to provide consulting on multi media kits for the Company. For consideration of these services the Florida business is entitled to receive $250,000 in cash and/or free trading share of the Company’s common stock at $0.20 per share or 1,250,000 shares.

On February 2, 2004, the Company entered into a consulting agreement with a former officer and director to provide consulting on corporate development. For consideration of these services the individual is entitled to receive warrants to acquire 1,100,000 shares of the Company’s common stock at an exercise price of $0.03 per share. 800,000 of the warrants would be immediately exercisable and 300,000 would not vest until August 1, 2004.

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
March 31, 2004 and 2003

NOTE 3 –   SIGNIFICANT EVENTS (Continued)

On February 13, 2004, the Company authorized the issuance of 625,000 shares of restricted common stock for $125,000 in barter equity.

On February 13, 2004, the Company authorized the issuance of a $125,000 convertible debenture at 9% that may be converted into restricted common stock at $0.20 per share, or 625,000 shares of common stock, upon conversion.  There is no beneficial conversion feature associated with these debentures

The Company has not complied with the payment schedule as part of a settlement agreement with a former officer of the Company associated with the purchase of TIS by the Company. The revised settlement agreements stated the Company would pay $500,000, of which $100,000 was issued as 100,000 shares of common stock, along with another 100,000 shares of common stock. This stock was issued on February 19, 2004.  Payments under the agreement have been delayed pending the outcome of an agreement with a third party funding source.  The Company cannot determine whether it will be able to resolve the issue, but is optimistic that a satisfactory resolution will be reached.

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

On March 9, 2004, a judgment was set against the Company, a former officer of the Company, and a director of the Company for defaulting on required payments under a settlement agreement. The judgment is for $75,000, bearing interest of 7% per annum, and reimbursement of attorneys’ fees, costs and expenses incurred by the plaintiff in pursuing collection of amounts owed to the plaintiff. The Company paid the judgment and related interest, costs and expenses in April 2004.

The Company was named in a lawsuit which seeks collection of attorney's fees and costs plus accrued interest.  The Company has been advised that the paintiff has moved for a default judgment, athough the Company contests the merits of the plaintiffs underlying claims.

NOTE 4 -   SUBSEQUENT EVENTS

Resignation of Chief Executive Officer

On April 19, 2004, Philip C. Mistretta submitted his resignation as Chairman, President and CEO of Total Identity Corporation and as Chairman and CEO of Total Identity Corporation of New York. The Company’s Board of Directors then appointed Mr. Matthew Dwyer as the new President, CEO, CFO, and Chairman of the Board.

On May 4, 2004, the Company amended the employment agreement of Matthew Dwyer in recognition of the increased responsibilities undertaken by Mr. Dwyer due to his appointment as CEO and CFO. Under the amended agreement, Mr. Dwyer’s salary was increased from $120,000 per year to $180,000 per year and his stock options were increased from 62,500 per quarter to 200,000 per quarter.

On May 13, 2004, the Company and a former director and officer, entered into an agreement resolving certain disputes that had arisen relating to the ownership of 1,050,000 shares of the Company’s common stock and 250,000 shares of its Series A preferred stock that were the subject of a stock purchase agreement dated February 21, 2003. Each share of preferred stock entitles the holder ten votes per share.

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

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

We have in the past and intend to continue to acquire assets and/or businesses that we believe are undervalued, and to operate those assets and businesses until such time as management determines that disposition is in our best interests. Currently, our only business operations consist of the manufacture and sale of custom-made signs through Total Identity Systems, Inc., our wholly owned subsidiary. We are currently seeking other possible acquisition candidates.

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

The Company has been negotiating to raise money to fund the purchase of Total Identity Systems, Corp. (“TIS”) although the Company has received commitments for the funds they have not been released due to certain parameters set by the funding source.  Meetings have been held with the former principal of TIS to see if they can work out a solution that would enable the funds to be released. There are no guarantees this will be done or another funding source will be obtained to complete the financing of the purchase. Funding for operations of the Company have, been coming from its Officers and Directors.
On February 2, 2004, we entered into a consulting agreement with Richard R. Dwyer, our former Chief Executive Officer. The agreement is for an initial term of one year, subject to a six-month renewal term. Mr. Dwyer will provide consulting services to us in the areas of corporate development, acquisitions and strategic planning.

On February 23, 2004, we entered into a series of agreements with Robert David that (a) amended the stock purchase agreements and related documents dated October 13, 2003, relating to our acquisition of Total Identity Systems and (b) settled certain disputes that had arisen in connection with the October 13, 2003 agreements, including an arbitration initiated by the Company to resolve those disputes. In accordance with the amended agreements:

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

The Company has not complied with certian of its payment obligations to Bob David under the February 23, 2004 amendments to the October 13, 2003 agreements. Payments under the agreements have been delayed pending the outcome of continuing efforts by the Company to coordinate modifications to the stock purchase agreement requested by a third party funding source. The Company’s investment bankers have been negotiating on behalf of the Company and the funding source to resolve this matter; however, the Company cannot determine at this time whether it will be able to resolve the issue with Mr. David in a manner that will be satisfactory to all interested parties. The Company has not received a default notice from Mr. David and is optimistic that a mutually satisfactory resolution with Mr. David and the funding source will be reached.

On February 23, 2004, we entered into an Employment Agreement with Philip Mistretta covering Mr. Mistretta’s services to us as our Chief Executive Officer and President, and on April 19, 2004, we received the resignation of Philip C. Mistretta. On April 22, 2004, our Board of Directors appointed Matthew P. Dwyer to serve as our Chief Executive Officer and Chief Financial Officer.

On February 23, 2004, we entered into an Employment Agreement with Matthew P. Dwyer covering Mr. Dwyer’s services to us as our Vice President. On May 4, 2004 the Company amended its employment agreement with Matthew P. Dwyer to recognize his increased responsibilities as our Chief Executive Officer and Chief Financial Officer.

On February 27, 2004 the Company rescinded its agreement with Hi*Tech Electronic Displays, Inc. The rescission was mutually agreed to by the parties, with no penalty on either side. The Company has returned the assets it received and will be canceling the 250,000 shares of common stock it issued to Hi*Tech as payment for the purchased assets.

On March 9, 2004, a judgment was entered against the Company, a former officer of the Company, and a director of the Company for defaulting on required payments under a settlement agreement. The judgment is for $75,000, bearing interest of 7% per annum, and reimbursement of attorneys’ fees, costs and expenses incurred by the plaintiff in pursuing collection of amounts owed to the plaintiff. The Company subsequently paid the entire judgment.

Report of Independent Certified Public Accountants

None

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

Deferred Tax Assets

The Company had approximately $950,000 of net deferred tax assets related principally to certain unused tax credits and loss carry forwards as of March 31, 2004. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment

Three Months Ended March 31, 2004

Revenues

The Company had revenues of $2,703,515 for the three months ended March 31, 2004. There were no revenues for the corresponding three months during 2003.

Selling, General and Administrative

The selling, general and administrative expenses increased $699,913 from $503,110 in the first quarter of fiscal 2003 to $1,203,023 in the first quarter of fiscal 2004. These expenses consisted of professional feesand others associated with the Company's ongoing Securities and Exchange Commission reporting.  The significant increase is selling, general and administative expenses is due to Company's acquisition last year.

Net Losses

Net losses for the three-month period ended March 31, 2004 were $801 as compared to $503,110 for the three-month period ended March 31, 2003. The reduction in the net loss figure for the three-months ended March 31, 2004 as compared to the same period last year is a result of the increased revenues and earning from acquisition made last year.

The basic and diluted loss per share for the quarter ended March 31, 2004, based on a weighted average number of shares of 7,867,642 was $0.00 per share, compared with the basic and diluted loss per share of $0.89 based on a weighted average number of shares of 564,674 for the quarter ended March 31, 2003.

Liquidity and Capital Requirements

As of March 31, 2004, the Company had total current assets totaling $2,686,400 consisting of cash and cash equivalents of $183,533, accounts receivables of $1,789,150, inventory of $680,136,and prepaid expenses of $33,581. The Company’s total assets as of March 31, 2004 amounted to $5,074,378 consisting primarily of its total current assets.

The Company's total liabilities were $5,365,358 as of March 31, 2004, which consist of current liabilities of $4,680,606 and long term debt of $684,752.  The  stockholders' deficit amounted to $(290,980).

Management believes that, based upon the current operating plan, the parent Company's existing working capital may not be sufficient to fund the ongoing expenses of a reporting company through December 31, 2004.  If the Company is not successful in negotiations with former principal of Total Identity Systems Corp (TIS) or restructuring the parameters set by the funding source, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations, seek protection under existing bankruptcy laws or cease doing business. If additional funds are raised through the issuance of equity securities, the percentage of ownership of the Company's then common stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

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
15

ITEM 3 Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

Total Identity Corp. was named in a lawsuit filed in the Superior Court for Orange County, California (The Lebrecht Group, APC v. Total Identity Corp. – Case No. 03CC12717. The suit seeks to collection allegedly owned attorneys fees and costs totaling $46, 285.62 plus accrued interest. The Company has been advised that the plaintiff has moved for a default judgment, although the Company does not believe that it has received proper notice of the plaintiff’s motion and it contests the merits of the plaintiff’s underlying claims. At this time the Company cannot predict a favorable or unfavorable outcome to this matter.

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

ITEM 5 Other Information

17

In addition to the information otherwise disclosed in this Report:

On April 19, 2004, we received the resignation of Philip C. Mistretta as our President, Chief Executive Officer and Chief Financial Officer. On April 22, 2004, our Board of Directors appointed Matthew P. Dwyer to serve as our Chief Executive Officer and Chief Financial Officer.

On April 30, 2004 we received a notice stating the Company had satisfied the $75,000 judgment described in Part II, Item 2, above.

On May 4, 2004 the Company amended the employment agreement of Matthew P. Dwyer in recognition of the increased responsibilities undertaken by Mr. Dwyer due to his appointment as Chief Executive Officer and Chief Financial Officer. Under the amended agreement, Mr. Dwyer’s salary was increased from $120,000 per year to $180,000 per year and his stock options were increased from 62,500 per quarter to 200,000 per quarter. The Board approved these changes, with Mr. Dwyer abstaining from voting.

On May 13, 2004 the Company and Scott Siegel, a former director and officer, entered into an agreement resolving certain disputes that had arisen relating to the ownership of 1,050,000 shares of the Company’s common stock and 250,000 shares of its Series A preferred stock that were the subject of a stock purchase agreement dated February 21, 2003. Each share of preferred stock entitles the holder to ten votes per share. Mr. Siegel also resigned as a member of the Board.

ITEM 6 Exhibits and Reports on Form 8-K

(a) Exhibits
31.1   CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

We filed no reports on Form 8-K during the period covered by this Report, except as follows:

(a)   On February 9, 2004, we filed a Current Report on Form 8-K/A to include financial statements and financial information in connection with our October 13, 2003 acquisition of the outstanding capital stock of Total Identity Systems Corp.; and

(b)   On February 25, 2004, we filed a Current Report on Form 8-K to report that we had entered into settlement agreements relating to disputes that had arisen in connection with our acquisition of all of the capital stock of Total Identity Systems Corp. on October 28, 2003

19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 15, 2004

Total Identity Corp.

By: /s/ Matthew P. Dwyer
Chairman, Principal Executive Officer
and Principal Accounting Officer

