Form 10QSB
period 2004-06-30
TOTAL IDENTITY CORP
filed 2004-09-24
CIK 1016611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 20, 2004, there were 15,859,675 shares of common stock issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(check one):

Yes [ ] No [X]

Total Identity Corp.

INDEX TO FORM 10-QSB

QUARTER ENDED June 30, 2004

PART I - FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheet as of June 30, 2004 and December 31, 2003(unaudited)	F2

Consolidated Statements of Operations for the Six Months Ended	F4
June 30, 2004 and June 30, 2003 (unaudited)

Consolidated Statements of Cash Flows for Six Months Ended	F5
June 30, 2004 and June 30, 2003 (unaudited)

Notes to Consolidated Financial Statements	F7

Item 2. Management's Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	13

PART II - OTHER INFORMATION	14

Item 1. Legal Proceedings	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	17
Item 6. Exhibits and Reports on Form 8-K	18

SIGNATURES	19

TOTAL IDENTITY CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and December 31, 2003

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2004 and December 31, 2003

ASSETS

	June 30, 2004 (Unaudited)	December 31, 2003

CURRENT ASSETS

Cash	$166,686	$-
Accounts receivable, net	1,682,623	1,293,096
Inventory	573,858	622,243
Prepaid expenses	33,581	33,581

Total Current Assets	2,456,748	1,948,920

PROPERTY AND EQUIPMENT, NET	899,297	932,869

OTHER ASSETS

Deferred tax asset	352,379	352,379
Deposits	42,542	90,000
Intangibles, net	1,021,934	1,130,841

Total Other Assets	1,416,855	1,573,220

TOTAL ASSETS	$4,772,900	$4,455,009

The accompanying notes are an integral part of these consolidated financial statements. F2

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Balance Sheets (Continued)
June 30, 2004 and December 31, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30, 2004 (Unaudited)	December 31, 2003

CURRENT LIABILITIES

Customer deposits	$540,901	$242,206
Bank overdraft	-	12,074
Accounts payable	1,356,602	1,303,487
Accounts payable– related party	294,031	180,937
Accrued expenses	299,754	81,114
Accrued warranty expense	45,000	45,000
Subscription payable	400,000	500,000
Notes payable	2,048,405	2,181,061

Total Current Liabilities	4,984,693	4,545,879

LONG-TERM DEBT

Notes payable	684,752	744,309

Total Long-Term Debt	684,752	744,309

Total Liabilities	5,669,445	5,290,188

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series “1 $0.01 par value,
1,250,000 shares authorized; -0- shares
issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares
authorized; 16,134,671 shares issued
and outstanding	176,721	124,596
Deferred consulting	(137,500)	-
Additional paid-in capital	9,565,227	8,770,102
Accumulated deficit	(10,500,993)	(9,732,377)

Total Stockholders’ Equity (Deficit)	(896,545)	(835,179)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$4,772,900	$4,455,009

The accompanying notes are an integral part of these consolidated financial statements. F3

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Statements of Operations
June 30, 2004 and 2003
(Unaudited)

	For the Three Months Ended June 30,		For the six Months Ended June 30,
	2004	2003	2004	2003

REVENUE	$2,829,573	-	$5,533,088	$-

COST OF SALES	2,093,660	-	3,313,627	-

GROSS MARGIN	735,913	-	2,219,461	-

EXPENSES

Professional Fees	18,000	2,922,772	36,000	3,356,359
Salaries and wages	1,496,029	45,000	2,649,052	75,000
General and administrative	54,454	15,279	108,908	54,802

Total Expenses	1,518,483	2,983,051	2,793,960	3,486,161

(LOSS) FROM OPERATIONS	(782,570)	(2,983,051)	(574,499)	(3,486,161)

OTHER INCOME
(EXPENSES)

Other	57,645	-	18,257	-
Interest expense	(42,890)	(24,130)	(212,374)	(24,130)

Total Other (Income)
Expenses	14,755	(24,130)	(194,117)	(24,130)

NET LOSS	$(817,815)	$(3,007,181)	$(818,616)	$(3,510,291)

BASIC LOSS PER SHARE	$-	$(1.27)	$-	$(2.39)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	-	2,363,560	-	1,469,643

The accompanying notes are an integral part of these consolidated financial statements. F4

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
June 30, 2004 and 2003
(Unaudited)

	For the Three Months Ended June 30,
	2004,		2003,

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(	)	$(3,510,291)
Adjustments to reconcile net loss to net
Cash provided (used) by operating activities:
Depreciation and amortization			151
Stock issued for services			2,485,000
Common stock issued for incentive financing	-		24,000
Warrants issued for incentive financing	-		640,601
Changes in assets and liabilities:
Restricted Cash
(Increase) Decrease in receivables	(	)
(Increase) in inventory	(	)
(Increase) Decrease in prepaids			(279)
Other assets			(41,962)
Construction in progress			96,519
Increase in accounts payable and accounts
payable – related parties	(	)
Increase (Decrease) in customer deposit payable			( )
Payable to joint venture			( )
(Decrease) in accrued expenses and accrued
expenses – related	(	)	149,885

Net Cash Provided (Used) by Operating Activities			(156,376)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment			(11,180)
Acquisition of subsidiary	(	)	20,000
Purchase of property and equipment			(1,008)
Cash acquired in acquisition	-		27,847

Net Cash Provided (Used) by Financing Activities	(	)	$35,659

The accompanying notes are an integral part of these consolidated financial statements. F5

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)
June 30, 2004 and 2003
(Unaudited)

	For the Three Months Ended June 30,
	2004		2003

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock			$-
Advance from officers	-		56,167
Repayment of related party advances	-		(13,416)
Proceeds (payment) from bank overdraft	(	)	-
Proceeds from related parties			50,000
Proceeds from notes payable			25,848
Payment of notes payable	(	)	-
Capital contributions			-

Net Cash Provided (Used) by Financing Activities	(	)	118,599

INCREASE (DECREASE) IN CASH			(2,118)

CASH AT BEGINNING OF PERIOD			4,619

CASH AT END OF PERIOD			$$2,501

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

CASH PAID FOR:

Interest			$-
Income taxes			$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services			$2,485,000
Common stock issued as incentive for financing			$24,000
Common stock issued for accounts payable			$$72,500
Preferred stock issued for acquisition of Kina`Ole
Development Corp			$20,000
Warrants issued for services			$640,601

In connection with the acquisition of Kina’Ole Development Corp., Assets acquired and liabilities assumed are as follows

Assets including cash acquired of$111,477			$972,673
Liabilities			(1,177,449)

Deficit			$(204,776)

The accompanying notes are an integral part of these consolidated financial statements. F6

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 –    SIGNIFICANT EVENTS

On January 13, 2004, the Company entered into a consulting agreement with a Florida business to provide consulting on multi media kits for the Company. For consideration of these services the Florida business is entitled to receive $250,000 in cash and/or registered shares of the Company’s common stock at $0.20 per share or 1,250,000 shares.

On February 2, 2004, the Company entered into a consulting agreement with a former officer and director to provide consulting on corporate development. For consideration of these services the individual is entitled to receive warrants to acquire 1,100,000 shares of the Company’s common stock at an exercise price of $0.03 per share. 800,000 of the options would be immediately exercisable and 300,000 would not vest until August 1, 2004.

On February 13, 2004, the Company authorized the issuance of 625,000 shares of restricted common stock for $125,000 in barter equity.

F7

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 3 –   SIGNIFICANT EVENTS (Continued)

On February 13, 2004, the Company authorized the issuance of a $125,000 convertible debenture at 9% that may be converted into restricted common stock at $0.20 per share, or 625,000 shares of common stock, upon conversion. There is no beneficial conversion feature associated with these debentures.

The Company has not complied with the payment schedule on a settlement agreement with a former officer of the Company associated with the purchase of TIS by the Company. The revised settlement agreements stated the Company would pay $500,000, of which $100,000 was issued as 100,000 shares of common stock, along with another 100,000 shares of common stock. This stock was issued on February 19, 2004. Payments under the agreement have been delayed pending the outcome of an agreement with a third party funding source. The Company cannot determine whether it will be able to resolve the issue, but is optimistic that a satisfactory resolution will be reached.

On February 23, 2004, the Company entered into two employee agreements with individuals to provide services as the CEO and Vice-President of the Company. The terms of the agreements are for three years. As part of the compensation the individuals are entitled to receive options to acquire shares of the Company’s common stock at $0.03 per share. During the second quarter 562,500 shares were issued under the option agreements. The total shares that would be received during the term of the contracts would be 2,500,000 shares. In addition, each employee would receive 1% of the Company’s post tax profit in excess of $1,000,000 for each of the next three years. In addition, the CEO, received 225,000 shares to cover the second quarter compensation due the officer. In August, the CEO elected not to receive shares of stock as payment for his services to the Company.

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

The company was named in a lawsuit which seeks collection of attorney’s fees and costs plus accrued interest. The Company has been advised that the plaintiff has moved for a default judgment, although the Company contests the merits of the plaintiff’s underlying claims.

On April 19, 2004, Philip C. Mistretta submitted his resignation as Chairman, President and CEO of Total Identity Corporation and as Chairman and CEO of Total Identity Corporation of New York. The Company’s Board of Directors then appointed Mr. Matthew P. Dwyer as the new President, CEO, CFO, and Chairman of the Board.

On May 4, 2004, the Company amended the employment agreement of Matthew Dwyer in recognition of the increased responsibilities undertaken by Mr. Dwyer due to his appointment as CEO and CFO. Under the amended agreement, Mr. Dwyer’s salary was increased from $120,000 per year to $180,000 per year and his stock options were increased from 62,500 per quarter to 200,000 per quarter.

On May 13, 2004, the Company and a former director and officer, entered into an agreement resolving certain disputes that had arisen relating to the ownership of 1,050,000 shares of the Company’s common stock and 250,000 shares of its Series A preferred stock that were the subject of a stock purchase agreement dated February 21, 2003. The agreement stipulated that the former officer would purchase 250,000 shares of the Company’s common stock at three cents per share; would return to

F8

the Company the 250,000 Series A Preferred Shares and the 800,000 shares of common stock. The Company would pay the officer $35,265 for past expenses paid by the officer.  As of thev date of this filing the 800,000 shares of common stock have not been cancelled.

NOTE 4 -   SUBSEQUENT EVENTS

On July 22, 2004, Total Identity Corp. terminated its consulting agreement with Robert David on the grounds that Mr. David had breached the consulting agreement, as well as his fiduciary duties to the Company by improperly attempting to dispose of Company assets.

On or about July 26, 2004, Robert David commenced two arbitrations against the Company and TISC with the American Arbitration Association, alleging that (a) the Company had improperly terminated his consulting agreement and (b) the Company was in default of certain payment obligations under the Acquisition Agreements.
On or about August 4, 2004, the Company responded to Mr. David’s demands for arbitration, and denied that it had improperly terminated Mr. David’s consulting agreement. The Company also denied that it had defaulted under the Acquisition Agreements and asserted affirmative defenses and counterclaims for fraudulent inducement, fraud, failure to disclose material information, improper use of Company assets and breach of contract, including breach of Mr. David’s covenant not to interfere with the Company’s ability to repay indebtedness to various institutional lenders including M&T Bank.

The outcome of the various claims of the parties is uncertain. In the event that the Company is unsuccessful in its claims, Mr. David could reacquire ownership of TISC, leaving the Company without business operations, in which case the Company will be required to seek other business opportunities. The Company could also be subject to damages to Mr. David. Damages could include losses that may be sustained by Mr. David in the event M&T Bank forecloses upon collateral posted by Mr. David to secure TISC’s obligations to the bank.

F9

ITEM 2 Management’s Discussion and Analysis or Plan of Operation

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

Currently the Company’s wholly owned subsidiary, Total Identity Systems, operates an 85,000 square foot facility located in Rochester New York. The Company plans to use this facility for the foreseeable future and hopes to add to its capacity. Currently only one shift is operated at the plant which the Company desires to grow and utilize the facility’s full capacity of 3 shifts, potentially generating annual revenues of $50 million. To achieve these goals, the Company will need to increase its sales force and complete other acquisitions that will help drive sales orders to the factory The Company will need to raise cash to achieve these goals, which will cause further dilution to the shareholders.

The Company has been negotiating to raise money to fund the purchase of Total Identity Systems, Corp. (“TISC”) although the Company has received term sheets for funding, but there are no guarantees the funds will be received or another funding source will be obtained to complete the financing of the purchase. Funding for operations of TISC have been coming from cash flow.

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

Deferred Tax Assets

The Company had approximately $950,000 of net deferred tax assets related principally to certain unused tax credits and loss carry forwards as of March 31, 2004. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues
The Company had revenues of $5,533,088 for the six months ended June 30, 2004. There were no revenues for the corresponding three months during 2003.

Expenses

General and administrative expenses increased $54,106 from $54,802 in the second quarter of fiscal 2003 to $108,908 in the second quarter of fiscal 2004. Other operating expenses of $2,685,052 for the six months ended June 30, 2004, consisted of salaries, wages and professional fees and other costs associated with the Company's ongoing Securities and Exchange Commission reporting obligations.

Net Losses

Net losses for the six month period ended June 30, 2004 were $768,616 as compared to $3,510,291 for the six month period ended June 30, 2003. The lower net loss figure for the six months ended June 30, 2004 as compared to the same period last year is a result of the increased sales from the acquisition made last year.

The basic and diluted loss per share for the quarter ended June 30, 2004, based on a weighted average number of shares of 9,469,026 was $0.08 per share, compared with the basic and diluted loss per share of $2.39 based on a weighted average number of shares of 1,469,643 for the quarter ended June 30, 2003.

Liquidity and Capital Requirements

As of June 30, 2004, the Company had total current assets totaling $2,456,748 consisting of cash and cash equivalents of $166,686.  The Company’s total assets as of June 30, 2004 amounted to $4,772,900.

The Company's total liabilities were $5,668,445 as of June 30, 2004, and stockholders' deficit amounted to $(896,545).

As of June 30, 2004, the Company has (2,527,945) of working capital and.

Management believes that, based upon the current operating plan, the Company's existing working capital may not be sufficient to fund the ongoing expenses of a reporting company through December 31, 2004., unless the Company is successful in raising additional financing or renegotiating initial debt. The Company is working with several funding prospects to replace the current loan with M&T Bank that is in default. The Company cannot give any assurances that it will be successful in replacing existing credit facilities, but continues to pursue a mutually agreeable solution with M&T Bank to either replace of payoff the existing loan prior to the end of fiscal 2004. The Company is also a party to a pending arbitration proceeding with the former principal of Total Identity Systems Corp. and cannot predict the outcome of the arbitration. The Company may be forced to raise additional equity or debt financing to replace the current debt, including the debt in default. If additional funds are raised through the issuance of equity securities, the percentage of ownership of the Company's then common stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

There can be no assurance that the Company will prevail in arbitration or successfully raise any additional capital necessary to replace outstanding debt of its wholly owned subsidiary.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except that in connection with the Company’s stock purchase agreement with Robert David, the Company has agreed, under certain circumstances, to guaranty a $1.00 price per share covering a total of 100,000 shares of the Company’s common stock issued to Robert David under the stock purchase agreement. The agreements pursuant to which the shares were issued to Mr. David are the subject of a pending arbitration proceeding (see Part II, Item 1, below).

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

PART II

ITEM 1 Legal Proceedings

Marc Douglas v. Matthew P. Dwyer, William Michael Sessions, John W. Meyers, Scott Siegel, Neil Dolgin and TMI Holdings, Inc. – Case No. 03-10440. Total Identity Corp. and our former Chief Executive Officer, Scott Siegel, were named in a lawsuit filed in the Circuit Court for Broward County, Florida. . The suit sought injunctive relief, damages and recovery of securities previously transferred to various parties in connection with the prior transfer of control of Total Identity Corp. by the plaintiff. Effective October 1, 2003 the parties entered into settlement documents requiring, among other things, that we pay $180,000 to the plaintiff on or before March 1, 2004, of which $105,000 was paid. Due to our failure to complete timely payments under the settlement agreement, on March 9, 2004, the plaintiff secured a judgment against us and the other defendants in the aggregate amount of $75,000, plus interest at the rate of 7% per annum. In April 2004, the Company satisfied the judgment through the payment of $75,000 plus $7,868.51 in interest and fees.

The Lebrecht Group, APC v. Total Identity Corp. – Case No. 03CC12717. Total Identity Corp. was named in a lawsuit filed in the Superior Court for Orange County, California (. The suit seeks to collection allegedly owned attorneys fees and costs totaling $46, 285.62 plus accrued interest. The Company has been advised that the plaintiff has moved for a default judgment, although the Company does not believe that it has received proper notice of the plaintiff’s motion and it contests the merits of the plaintiff’s underlying claims. At this time the Company cannot predict a favorable or unfavorable outcome to this matter.

Linda Cockfield v. Total Identity Corp., a Florida corporation, Total Identity Systems Corporations., a New York corporation Case No. 05-2004-CA-010331. Total Identity Corp. and its wholly owned subsidiary Total Identity Systems Corp. were named in a lawsuit filed in the 18th Judicial Circuit Brevard County. On or about June 29, 2004, Plaintiff Linda Cockfield, a resident of Georgetown County, South Carolina, caused to be filed a complaint against Total Identity Corporation and Total Identity Systems Corporation. The complaint seeks to state a cause of action in negligence and a claim for damages in excess of $15,000. However, we have filed challenging the sufficiency of the Plaintiff’s allegations and seeking the dismissal of the complaint in its entirety.

American Arbitration Association Case No. 1516859104 Robert David v. Total Identity Corp and Total Identity Systems Corp. On July 22, 2004, Total Identity Corp. terminated its consulting agreement with Robert David on the grounds that Mr. David had breached the consulting agreement, as well as his fiduciary duties to the Company by improperly attempting to dispose of Company assets. Mr. David had been engaged as a consultant to the Company at the time of and in connection with February 2004 amendments to the agreements by which the Company acquired all the capital stock of Total Identity Systems Corp. (“TISC”), the Company’s wholly owned subsidiary (the “Acquisition Agreements”). Mr. David was formerly employed by the Company and served as a Vice President from October 2003, when the original acquisition of TISC took place, until February 2004, when the Acquisition Agreements were amended.

On or about July 26, 2004, Robert David commenced two arbitrations against the Company and TISC with the American Arbitration Association, alleging that (a) the Company had improperly terminated his consulting agreement and (b) the Company was in default of certain payment obligations under the Acquisition Agreements. The shares acquired by the Company are being held in escrow pending payment of the purchase price, and Mr. David has notified the escrow agent of the alleged default and his claim for release of the stock to him. In his notice of default, Mr. David demands that the Company’s promissory note in the amount of $400,000 be immediately due and payable. In his demands for arbitration, Mr. David seeks $95,000 that is allegedly due and owning under the consulting agreement, and damages of in excess of $150,000 arising out of the Company’s alleged defaults under the Acquisition Agreements. Mr. David also seeks release of the pledged shares to him.

By letter dated July 28, 2004, the Company notified the escrow agent that it was contesting Mr. David’s allegation that the Company had defaulted under the Acquisition Agreements, and advised the escrow agent that, in accordance with the terms of the escrow agreement, the escrow agent could either deposit the shares into court pending resolution of the various claims between the parties or await a final, non-appealable court order directing disposition of the shares.

On or about August 4, 2004, the Company responded to Mr. David’s demands for arbitration, and denied that it had improperly terminated Mr. David’s consulting agreement. The Company also denied that it had defaulted under the Acquisition Agreements and asserted affirmative defenses and counterclaims for fraudulent inducement, fraud, failure to disclose material information, improper use of Company assets and breach of contract, including breach of Mr. David’s covenant not to interfere with the Company’s ability to repay indebtedness to various institutional lenders including M&T Bank. The Company alleges that Mr. David, through improprieties as a consultant and a former officer of the Company, and as a participant in a conspiracy with others, improperly interfered with the Company’s ability to secure funding and otherwise meet its obligations to M&T Bank. Among the improper activities alleged against Mr. David were his unauthorized discussions with M&T Bank relating to TISC’s indebtedness and Mr. David’s guarantees of those debts. M&T Bank had noticed a default against TISC under its loan agreements, but the bank has been engaged in on-going discussions with TISC and the Company to address repayment of TISC’s borrowings. In its counterclaims, the Company seeks damages from Mr. David of in excess of $400,000. The Company also seeks a determination that the termination of the consulting agreement was proper and that the Company is entitled to retain ownership of the TISC stock.

The outcome of the various claims of the parties is uncertain. In the event that the Company is unsuccessful in its claims, Mr. David could reacquire ownership of TISC, leaving the Company without business operations, in which case the Company will be required to seek other business opportunities. The Company could also be subject to damages to Mr. David. Damages could include losses that may be sustained by Mr. David in the event M&T Bank forecloses upon collateral posted by Mr. David to secure TISC’s obligations to the bank.

American Arbitration Association Case No. 154590070504 Total Identity Corp. v. Argilus, LLC. On August 24, 2004 the Company commenced an arbitration before the

American Arbitration Association, seeking relief from direct, consequential, and foreseeable damages incurred as a result of the company’s reasonable reliance on Argilus LLC’s fraudulent misrepresentations. Pursuant to as agreement between the Company and Argilus, Argilus agreed to raise capital or financing on behalf of the Company for the purpose of purchasing the capital stock of TISC. The Company contends that Argilus made multiple fraudulent representations that it had complied with the terms of the agreement and had located ready, willing and able capital and/or financing for the purchase of the TISC stock. The Company and TISC reasonably relied on these misrepresentations and have suffered damages as a result. These fraudulent misrepresentations included Argilus’s exercise of its influence over the Company to settle the Company’s valid claim for damages as against the sellers of TISC stock. In addition, Argilus had maintained that a settlement was necessary in order to conclude funding by the source it had discovered; however, the Company contends that Argilus knew, at the time it made these representations, that it had not identified a source to provide funding to the Company under the terms represented by Argilus.

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

ITEM 2 Changes in Securities and Use of Proceeds

On June 15, 2004 the Company issued 300,000 options at $.03 to Richard Dwyer under his consulting entered into with the Company in January of 2004. The Company has elected to extend Mr. Dwyer’s contract for an additional one year period and as consideration, granted him a three year option to purchase 750,000 shares exersiable at $.03 per shares.

On June 15, 2004 the Company issued 225,000 shares of common to Matthew P. Dwyer the Company’s CEO in payment of $45,000 in salary for the three months ended June 2004.

On August 11, 2004 Mr. Dwyer gave notice to the Board that he was exercising 200,000 stock options at $.03 per share, which were deducted from the 2003 Qualified Securities Plan. The options where granted to him under his employment agreement for the period of July 1, 2004 to September 30, 2004.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Submission of Matters to a Vote of Security Holders

None.

ITEM 5 Other Information

On July 13, 2004 the Company and its subsidiary was served with a lawsuit from a woman who claims she was hit by an awning in January of 2002.

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

On June 24, 2004 the Company canceled one million shares of its issued and outstanding common stock issued to Argilus, LLC and canceled a warrant to purchase one million shares of the Company’s common stock for $.20 per share. The shares and warrant were canceled for lack of performance by Argilus, and their failure to provide the Company with the financing required to earn the shares and the warrant.

On June 30, 2004, following authorization by the Board of Directors, the Company amended its Articles of Incorporation to eliminate its previously authorized series A and B preferred stock. No shares of series A or series B preferred stock were outstanding at the time of the elimination.

On July 1, 2004, following authorization by the Board of Directors, the Company amended its Articles of Incorporation to establish a series consisting of 1,250,000 shares of Series 1 preferred stock. The series 1 preferred stock provides for a liquidation preference of $1.00 per share, prior to any liquidation distributions to holders of common stock. The series 1 preferred stock accrues dividends at the rate of 12%, payable in arrears, in cash or by the issuance of shares of series 1 preferred stock, Each share of series 1 preferred stock is entitled to one vote per share, and votes along with common stockholders on all matters submitted to a vote of common stockholders. Each share of series 1 preferred stock may be redeemed by the Company at a price of $1.00 per share, on ten days prior written notice. No shares of series 1 preferred stock have been issued.

On June 28, 2004 the Company entered into an employment agreement with Jeffrey Hoffman to act as the CFO and COO for the Company and it’s wholly owned subsidiary. Mr. Hoffman will receive a base salary of $120,000 plus a car allowance of $500 per month. Mr. Hoffman is guaranteed to receive a $10,000 bonus for fiscal year 2004 payable by February 15, 2005. He is also entitled to receive such other bonuses as may be authorized by the Board of Directors.

On August 11, 2004 the Board amended Mr. Dwyer’s employment agreement to allow him to receive cash for future services to the Company instead of issuing him stock. The Board also amended Mr. Dwyer’s quarterly stock options granted to him at the beginning of each quarter. Mr. Dwyer’s quarterly stock options will be exercisable at fair market value on the 1st day of each new quarter.

ITEM 6 Exhibits and Reports on Form 8-K

(a) Exhibits

3.1Articles of Amendment filed June 30, 2004.

3.2Articles of Amendment filed July 1, 2004

101.   Employment Agreement with Jeffrey Hoffman

31.1   CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

We filed no reports on Form 8-K during the period covered by this Report, except that on May 13, 2004, we filed a Current Report on Form 8-K/A stating that Total Identity Corp. (the “Company”) and Scott Siegel, one of its director, entered into an agreement (the “Agreement”) resolving certain disputes that had arisen relating to the ownership of 1,050,000 shares of the Company’s common stock and 250,000 shares of its Series A preferred stock (the “Preferred Shares”) that were the subject of a stock purchase agreement dated February 21, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 24, 2004
Total Identity Corp.

By: /s/ Matthew P. Dwyer

Chairman, Principal Executive Officer

By: /s/ Jeffrey Hoffman

Principal Accounting Officer

