Form 10QSB/A
period 2004-05-30
TOTAL IDENTITY CORP
filed 2004-09-28
CIK 1016611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-QSB/A
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

The accompanying notes are an integral part of these consolidated financial statements. F2

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Balance Sheets (Continued)
June 30, 2004 and December 31, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30, 2004 (Unaudited)	December 31, 2003

CURRENT LIABILITIES

Customer deposits	$540,901	$242,206
Bank overdraft	-	12,074
Accounts payable	1,356,602	1,303,487
Accounts payable– related party	294,031	180,937
Accrued expenses	299,754	81,114
Accrued warranty expense	45,000	45,000
Subscription payable	400,000	500,000
Notes payable	2,048,405	2,181,061

Total Current Liabilities	4,984,693	4,545,879

LONG-TERM DEBT

Notes payable	684,752	744,309

Total Long-Term Debt	684,752	744,309

Total Liabilities	5,669,445	5,290,188

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series 1 $0.01 par value,
1,250,000 shares authorized; -0- shares
issued and outstanding	-	-
Preferred stock, Series A $0.01 par value
250,000 shares issued and outstanding	-	2,500
Common stock, $0.01 par value, 30,000,000 shares
authorized; 17,672,171 and 12,459,071 shares issued
and outstanding, respectively	176,721	124,596
Deferred consulting	(137,500)	-
Additional paid-in capital	9,565,227	8,770,102
Accumulated deficit	(10,500,993)	(9,732,377)

Total Stockholders’ Equity (Deficit)	(896,545)	(835,179)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$4,772,900	$4,455,009

The accompanying notes are an integral part of these consolidated financial statements. F3

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Statements of Operations
June 30, 2004 and 2003
(Unaudited)

	For the Three Months Ended June 30,		For the six Months Ended June 30,
	2004	2003	2004	2003

REVENUE	$2,829,573	-	$5,533,088	$-

COST OF SALES	2,093,660	-	3,313,627	-

GROSS MARGIN	735,913	-	2,219,461	-

EXPENSES

Professional Fees	18,000	2,922,772	36,000	3,356,359
Salaries and wages	1,446,029	45,000	2,649,052	75,000
General and administrative	54,454	15,279	108,908	54,802

Total Expenses	1,518,483	2,983,051	2,793,960	3,486,161

(LOSS) FROM OPERATIONS	(782,570)	(2,983,051)	(574,499)	(3,486,161)

OTHER INCOME
(EXPENSES)

Other	57,645	-	18,257	-
Interest expense	(42,890)	(24,130)	(212,374)	(24,130)

Total Other (Income)
Expenses	14,755	(24,130)	(194,117)	(24,130)

NET LOSS	$(767,815)	$(3,007,181)	$(768,616)	$(3,510,291)

BASIC LOSS PER SHARE	$(.05)	$(1.27)	$(.05)	$(2.39)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,606,754	2,363,560	15,840,576	1,469,643

The accompanying notes are an integral part of these consolidated financial statements. F4

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
June 30, 2004 and 2003
(Unaudited)

	For the Three Months Ended June 30,
	2004,	2003,

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(768,616)	$(3,510,291)
Adjustments to reconcile net loss to net
Cash provided (used) by operating activities:
Depreciation and amortization	126,908	151
Stock issued for services	484,750	2,485,000
Common stock issued for incentive financing	-	24,000
Warrants issued for incentive financing	-	640,601
Gain on disposal of assets	15,572	-
Changes in assets and liabilities:
(Increase) Decrease in receivables	(264,568)	-
(Decrease) in inventory	48,385	-
(Increase) Decrease in prepaids	47,458	(279)
Construction in progress	-	(41,962)
Increase in accounts payable and accounts
payable – related parties	163,709	96,519
Increase (Decrease) in customer deposit payable	298,695	-
Increase in accrued expenses	218,640	149,885

Net Cash Provided (Used) by Operating Activities	370,973	(156,376)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment	-	(11,180)
Acquisition of subsidiary	-	20,000
Purchase of property and equipment	-	(1,008)
Cash acquired in acquisition	-	27,847

Net Cash Provided (Used) by Financing Activities	-	$35,659

The accompanying notes are an integral part of these consolidated financial statements. F5

TOTAL IDENTITY CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)
June 30, 2004 and 2003
(Unaudited)

	For the Three Months Ended June 30,
	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from officers	$-	$56,167
Repayment of related party advances	-	(13,416)
Proceeds (payment) from bank overdraft	(12,074)	-
Proceeds from related parties	-	50,000
Proceeds from notes payable	-	25,848
Payment of notes payable	(192,213)	-

Net Cash Provided (Used) by Financing Activities	(204,287)	118,599

INCREASE (DECREASE) IN CASH	166,686	(2,118)

CASH AT BEGINNING OF PERIOD	-	4,619

CASH AT END OF PERIOD	$166,686	$$2,501

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

CASH PAID FOR:

Interest	$56,412	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services	$484,750	$2,485,000
Common stock issued as incentive for financing	$-	$24,000
Common stock issued for accounts payable	$100,000	$$72,500
Preferred stock issued for acquisition of Kina`Ole
Development Corp	$-	$20,000
Warrants issued for services	$-	$640,601

In connection with the acquisition of Kina’Ole Development Corp., Assets acquired and liabilities assumed are as follows

Assets including cash acquired of $111,477	$-	$972,673
Liabilities	-	(1,177,449)

Deficit	$-	$(204,776)

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

During the three months ended March 31, 2004, the Company borrowed $3,215 from Richard Drywer and $192,151 from Matthew Drywer for various company expenses. These amounts are recorded as loans payable.

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

On May 13, 2004, the Company and a former director and officer, entered into an agreement resolving certain disputes that had arisen relating to the ownership of 1,050,000 shares of the Company’s common stock and 250,000 shares of its Series A preferred stock that were the subject of a stock purchase agreement dated February 21, 2003. The agreement stipulated that the former officer would purchase 250,000 shares of the Company’s common stock at three cents per share; would return to the Company the 250,000 Series A Preferred Shares and the 800,000 shares of common stock. The

F8

TOTAL IDENTITY CORP. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 3 –   SIGNIFICANT EVENTS (Continued)

Company would pay the officer $35,265 for past expenses paid by the officer. As of June 30, 2004 the shares have not been cancelled.

During the quarter the Company changed its denomination of preferred shares. The Board of Directors approved the cancellation of the Series “A” and “B” shares and authorized the denomination of Series “1” shares. The Board authorized 1,250,000 shares of Series “1” preferred stock with a par value of $0.01.

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

September 28, 2004
Total Identity Corp.

By: /s/ Matthew P. Dwyer

Chairman, Principal Executive Officer

By: /s/ Jeffrey Hoffman

Principal Accounting Officer

