Form 10-Q
period 2004-09-30
TOTAL IDENTITY CORP
filed 2004-12-17
CIK 1016611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to

Commission file number 0-30011

Total Identity Corp.
(Exact name of Small Business Issuer as Specified in its Charter)

Florida	65-0309540
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1007 N. Federal Hwy, #A-3	1
Fort Lauderdale, Florida	33304
(Address of Principal Executive Offices)	(Zip Code)

(561) 208-8101
(Issuer’s Telephone Number, Including Area Code)

__________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 6, 2004 there were 15,147,175 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):        Yes [ ] No [X]

Total Identity Corp.

INDEX TO FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 2004

PART I - FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)

Balance Sheet as of September 30, 2004 and December 31, 2003 (unaudited)	F2

Statement of Operations for the Nine Months Ended	F4
September 30, 2004 and September 30, 2003 (unaudited)

Statement of Cash Flows for Nine Months Ended	F5
September 30, 2004 and September 30, 2003 (unaudited)

Notes to Financial Statements	F7

Item 2. Management's Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	14

PART II - OTHER INFORMATION	14

Item 1. Legal Proceedings	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 5. Other Information	16

Item 6. Exhibits	16

SIGNATURES	17

TOTAL IDENTITY CORP. AND SUBSIDIARY

FINANCIAL STATEMENTS

September 30, 2004 and December 31, 2003

TOTAL IDENTITY CORP. AND SUBSIDIARY
Balance Sheet
September 30, 2004 and December 31, 2003

ASSETS

September 30,
2004
(Unaudited)
CURRENT ASSETS

Cash	$298,801

Total Current Assets	298,801

ASSETS FROM DISCOUNTINED OPERATIONS	4,190,016

TOTAL ASSETS	$4,488,817

The accompanying notes are an integral part of these financial statements. 2

TOTAL IDENTITY CORP. AND SUBSIDIARY
Balance Sheet (Continued)
September 30, 2004 and December 31, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

September 30,
2004
(Unaudited)
CURRENT LIABILITIES

Bank overdraft	45,070
Accounts payable	184,475
Accounts payable- related party	308,701
Accrued expenses	413
Subscription payable	400,000
Notes payable	195,188

Total Current Liabilities	1,133,847

LIABILITIES FROM DISCONTINUED OPERATIONS	4,453,867

Total Liabilities	5,587,714

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series 1, $0.01 par value,
1,250,000 shares authorized; -0- shares
issued and outstanding	-
Preferred stock, Series A, $0.01 per value,
250,000 shares issued and outstanding	-
Common stock, $0.01 par value, 30,000,000 shares
authorized; 16,247,171 and 12,459,071 shares issued
and outstanding, respectively	162,472
Deferred consulting	(125,000)
Additional paid-in capital	9,230,369
Accumulated deficit	(10,366,738)

Total Stockholders’ Equity (Deficit)	(1,098,897)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$4,488,817

The accompanying notes are an integral part of these financial statements. 3

TOTAL IDENTITY CORP. AND SUBSIDIARY
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

REVENUE	$-	$-	$-	$-

COST OF SALES	-	-	-	-

GROSS MARGIN	-	-	-	-

EXPENSES

Professional Fees	22,392	505,033	386,042	3,861,392
Salaries and wages	80,000	185,000	80,000	185,000
General and administrative	116,139	85,654	342,133	140,455

Total Expenses	218,531	775,687	808,175	4,186,847

LOSS FROM OPERATIONS	(218,531)	(775,687)	(808,175)	(4,186,847)

OTHER INCOME
(EXPENSES)

Other	61,500	-	61,500	-
Interest Expense	(3,230)	-	(139,306)	(24,130)

Total Other (Income)
Expenses	58,270	-	(77,806)	(24,130)

LOSS BEFORE
DISCONTINUED
OPERATIONS	(160,261)	(775,687)	(885,981)	(4,210,977)

DISCONTINUED
OPERATIONS (Note 6)	(105,485)	(65,101)	(148,381)	(182,214)

NET LOSS	$(265,746)	$(840,788)	$(1,034,362)	$(4,393,191)

BASIC LOSS PER SHARE	$(0.02)	$(0.09)	$(0.06)	$(1.09)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	17,153,838	9,164,671	16,004,440	4,032,308

The accompanying notes are an integral part of these financial statements. 4

TOTAL IDENTITY CORP. AND SUBSIDIARY
Statement of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,034,362)	$(4,393,191)
Adjustments to reconcile net loss to net
Cash provided (used) by operating activities:
Depreciation and amortization	229,475	151
Stock issued for services	498,143	2,485,000
Common stock issued for incentive financing	-	24,000
Deferred compensation	25,000	-
Warrants issued for services	-	889,724
Changes in assets and liabilities:
(Increase) in receivables	(269,956)	-
Decrease in inventory	142,847	-
(Increase) Decrease in prepaids	88,801	1,217
(Increase) Construction in progress	-	(48,036)
Increase in accounts payable and accounts
payable - related parties	334,054	177,364
Increase in customer deposit payable	315,850	-
Increase in accrued expenses	61,359	569,885

Net Cash Provided (Used) by Operating Activities	391,211	(293,886)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment	-	(13,105)
Acquisition of subsidiary	-	-
Preferred stock issued in acquisition of Kina Ole
Development Corp.	-	20,000
Purchase of property and equipment	(2,678)	(1,008)
Cash disposed in sale of Kina Ole Development Corp.	-	(3,618)
Cash acquired in acquisition	-	27,847

Net Cash Provided (Used) by Financing Activities	$(2,678)	$30,116

The accompanying notes are an integral part of these financial statements. 5

TOTAL IDENTITY CORP. AND SUBSIDIARY
Statements of Cash Flows (Continued)
September 30, 2004 and 2003
(Unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of related party advances	$-	$(13,416)
Proceeds (payment) from bank overdraft	32,996	11,789
Proceeds from related parties	127,764	202,215
Proceeds from the conversion of warrants	-	48,000
Proceeds from notes payable	-	25,848
Payment of notes payable	(250,492)	(15,285)

Net Cash Provided (Used) by Financing Activities	(89,732)	259,151

INCREASE (DECREASE) IN CASH	298,801	(4,619)

CASH AT BEGINNING OF PERIOD	-	4,619

CASH AT END OF PERIOD	$298,801	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$232,390	$285
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services	$498,143	$2,485,000
Common stock issued as incentive for financing	$-	$24,000
Common stock issued for accounts payable	$100,000	$72,500
Preferred stock issued for acquisition of Kina’Ole
Development Corp.	$-	$20,000
Warrants issued for services	$-	$889,724

In connection with the acquisition of Kina Ole Development Corp., assets acquired and liabilities assumed are as follows:

Assets, including cash acquired of $27,847	$-	$972,673
Liabilities	-	(1,177,449)

Deficit	$-	$(204,776)

In connection with the sale of Kina Ole Development Corp.,
assets disposed and liabilities transferred are as follows:

Assets disposed, including cash disposed of $3,618	$-	$(651,327)
Liabilities Transferred	-	1,038,317
Transaction costs	-	(69,700)

Increase	$-	$317,290

The accompanying notes are an integral part of these financial statements. 6

TOTAL IDENTITY CORP.
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The condensed financial statements presented are those of Total Identity Corp (the Company). The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - RELATED PARTY TRANSACTIONS

On January 16, 2004, the Company borrowed $50,000 from Cindy Dolgin, wife of Neil Dolgin, to pay for company expenses. The loan is to be paid back when funds are available. As an inducement for Cindy Dolgin to loan the Company money, 250,000 shares of common stock were issued to her on March 1, 2004.

On March 1, 2004, common stock of 550,000, 800,000, and 1,250,000 shares were issued as compensation for services to Matt Dwyer, Richard Dwyer, and Richard Houraney, respectively.

On March 24, 2004, the Company borrowed $25,000 from Dr. Martin Peskin to pay for company expenses. Interest associated with this loan amounted to $10,187. The total amount is recorded as a loan payable to Martin Peskin.

During the three months ended September 30, 2004, the Company borrowed additional funds from Richard and Matthew Dwyer for various company expenses. These amounts are recorded as accounts payable-related party. As of September 30, 2004 the amounts owing to Richard and Matthew Dwyer were $51,858 and $196,844, respectively.

NOTE 3 - SIGNIFICANT EVENTS

On January 13, 2004, the Company entered into a consulting agreement with a Florida business to provide consulting on multi media kits for the Company. For consideration of these services the Florida business is entitled to receive $250,000 in cash and/or free trading share of the Company’s common stock at $0.20 per share or 1,250,000 shares.

On January 15, 2004 the Company's $125,000 debenture with Argilus, LLC matured.  The debenture was secured with 400,000 of free trading shares of the Company's common stock to be used as payment in full and release the Company of any further obligations, incase the Company's financial Advisor Argilus, LLC was unable to raise the money needed to payoff the debenture and finance the purchase of Total Identity System, Corporation.

On February 2, 2004, the Company entered into a consulting agreement with a former officer and director to provide consulting on corporate development. For consideration of these services the individual is entitled to receive warrants to acquire 1,100,000 shares of the Company’s common stock at an exercise price of $0.03 per share. 800,000 of the warrants would be immediately exercisable and 300,000 would not vest until August 1, 2004.  The Company has issued all the options and extended the agreement for an additional 12 months of service and has issued Mr. Dwyer 750,000 restricted common shares as payment in full.

On February 13, 2004, the Company authorized the issuance of 625,000 shares of restricted common stock for $125,000 in barter equity. In 2004 the Company received the stock back and cancelled the barter credits.  In November of 2004 the Company canceled the 625,000 shares issued in exchange for the barter after receiving a letter from Alliance Barter alerting the Company to the fact that alliance Barter had removed the $125,000 in barter that it had deposited in the account to Total Identity System Corporation.

TOTAL IDENTITY CORP.
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 3 - SIGNIFICANT EVENTS (Continued)

On February 13, 2004, the Company authorized the issuance of a $125,000 convertible debenture at 9% that may be converted into restricted common stock at $0.20 per share, or 625,000 shares of common stock, upon conversion. There is no beneficial conversion feature associated with these debentures.

The Company has not complied with the payment schedule on a settlement agreement with a former officer of the Company associated with the purchase of TIS by the Company. The revised settlement agreements stated the Company would pay $500,000, of which $100,000 was issued as 100,000 shares of common stock, along with another 100,000 shares of common stock. This stock was issued on February 19, 2004.  In July of 2004 the former Officer Mr. David was terminated as a consultant for cause and initiated an arbitration proceeding against the Company.  The Company has filed a counter claim and the case is pending further action.  Please refer to Note 6 and Item 1 or Part II ofr this report for additional detail.

On February 23, 2004, the Company entered into two employee agreements with individuals to provide services as the CEO and Vice-President of the Company. The terms of the agreements are for three years. As part of the compensation the individuals are entitled to receive options to acquire shares of the Company’s common stock at $0.03 per share. During the second quarter 562,500 shares were issued under the one of the employment agreements. The total shares that would be received during the term of the contracts would be 2,500,000 shares. In addition, each employee would receive 1% of the Company’s post tax profit in excess of $1,000,000 for each of the next three years. In addition, the CEO, received 225,000 shares to cover the second quarter compensation due the officer.

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

The company was named in a lawsuit in Orange County, CA. by The Lebrecht Group, APC, which seeks collection of attorney’s fees and costs plus accrued interest. The Company has been advised that the plaintiff has moved for a default judgment, although the Company contests the merits of the plaintiff’s underlying claims no further information regarding this matter is available.

On April 19, 2004, Philip C. Mistretta submitted his resignation as Chairman, President and CEO of Total Identity Corporation and as Chairman and CEO of Total Identity Corporation of New York. The Company’s Board of Directors then appointed Mr. Matthew P. Dwyer as the new President, CEO, CFO, and Chairman of the Board.

On May 4, 2004, the Company amended the employment agreement of Matthew Dwyer in recognition of the increased responsibilities undertaken by Mr. Dwyer due to his appointment as CEO and CFO. Under the amended agreement, Mr. Dwyer’s salary was increased from $120,000 per year to $180,000 per year and his stock options were increased from 62,500 shares per quarter to 200,000 shares per quarter.

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

TOTAL IDENTITY CORP.
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 3 - SIGNIFICANT EVENTS (Continued)

In November of 2004 the Company received the certificate for 250,000 shares of the Series "A" Preferred Shares and a certificate for 1,000,000 shares of Common Stock.  The Company forwarded the certificate for 1,000,000 share of commons tock to the transfer agent with instructions to cancel 800,000 and re-issue four new certificates of 50,000 each and return them to the Company as per the agreement.
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

On or about August 4, 2004, the Company responded to Mr. David’s demands for arbitration, and denied that it had improperly terminated Mr. David’s consulting agreement. The Company also denied that it had defaulted under the Acquisition Agreements and asserted affirmative defenses and counterclaims for fraudulent inducement, fraud, failure to disclose material information, improper use of Company assets and breach of contract, including breach of Mr. David’s covenant not to interfere with the Company’s ability to repay indebtedness to various institutional lenders including M&T Bank.  The outcome of the various claims of the parties is uncertain. In the event that the Company is unsuccessful in its claims, the Company could be subject to damages to Mr. David. Damages could include losses that may be sustained by Mr. David in the event M&T Bank forecloses upon additional collateral posted by Mr. David to secure TISC’s obligations to the bank.

On August 11, 2004 the Board received notice from Mr. Dwyer that he has elected to receive cash instead of stock as payment for his services as CEO.
The Board also amended Mr. Dwyer’s quarterly stock options granted to him at the beginning of each quarter. Mr. Dwyer’s quarterly stock options will be exercisable at fair market value based on the closing bid price of the Company's stock on the 1st day of each new quarter.

NOTE 4 - SUBSEQUENT EVENTS

In October the Company issued 450,000 shares of restricted common stock to a consulting company as compensation to assist the Company in meeting future funding needs.

Also see Note 6 below.

NOTE 5 - PRIOR PERIOD ADJUSTMENT

In October 2003 the Company had entered into an agreement with a capital funding company to raise a target amount of funds for the Company. Associated with this agreement the Company issued 1,000,000 share of common stock. Under FASB 123 the Company recognized a compensation expense of $400,000 associated with the issuance of these shares. During 2004, because the capital funding company had not performed on the agreement, the shares were returned to the treasury and cancelled. The prematurely recognized expense from this transaction in 2003 is being adjusted for in the third quarter 10-QSB under December 2003. The effect upon earnings per share for the year ended December 31, 2003 was a $0.07 improvement.

TOTAL IDENTITY CORP.
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 6 - DISCONTINUED OPERATIONS

On or about November 24, 2004, Mercantile and Trader’s Trust Company (Bank), exercised rights given to it in the promissory note and other loan agreements (Loan Documents) made between TISC and the Bank. The Bank had “swept“ TISC’s accounts amounting to approximately $200,000 maintained at the Bank. It applied the proceeds to the outstanding indebtedness of TISC to the bank in the current amount of approximately $800,000. On November 27, 2004, the Bank notified the United States Post Office that it was exercising its rights contained in the Loan Documents to take control over all mail directed to TISC. On December 6, 2004, the Bank had the locks changed at TISC’s Rochester, New York facility, and is seeking to take control of TISC’s assets to satisfy its indebtedness to the Bank. As a result of these actions by the Bank, it has prevented TIC from conducting and funding

In exercising these rights, the Bank has prevented TISC from conducting and funding its day-to-day operations, and, accordingly, TISC’s operations have ceased.  In light of the actions taken by the Bank, including our loss of control over TISC’s records and operations and the prospect that our registered public accounting firm will hereafter be unable to audit TISC’s books and records, we have treated the operations of TISC as discontinued operations as of November 30, 2004, and, accordingly, our financial statements for the quarter ended September 30, 2004 and reflect the impact of discontinuing the operations of TISC. As noted under FASB 5 paragraph 11 the Company is presenting the discontinued operations of TISC to keep the financial statements from being misleading.

On December 13, 2004, we notified the escrow agent holding the shares of TISC we acquired from Mr. David and TISC, that, without waiving any rights we have against Mr. David, the escrow agent may release the shares to Mr. David. We have received verbal confirmation that Mr. David has disclaimed ownership of the shares and rejected delivery of the shares from the escrow agent. It remains uncertain what effect our release of the shares from escrow will have on ownership of the TISC shares or on the outcome of the pending legal disputes between TIC and Robert David.

For the Nine Months Ended
September 30,
2004

REVENUES	$8,042,602

COST OF SALES	4,991,771

Gross Margin	3,050,831

EXPENSES

Professional Fees	67,554
Salaries and Wages	1,748,705
General and administrative expense	1,361,183

Total Expenses	3,177,142

LOSS FROM OPERATIONS	(126,611)

OTHER INCOME (EXPENSE)

Other	71,314
Interest expense	(93,084)

Total Other Income (Expense)	(21,770)

NET LOSS FROM DISCONTINUED
OPERATIONS	$(148,381)

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

Such factors include, among others, the following: international, national and local general economic and market conditions; the resolution to various litigations to which the Company is a party; uncertainty relating ownership of TISC; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

We have in the past and intend to continue to acquire assets and/or businesses that we believe are undervalued, and to operate those assets and businesses until such time as management determines that disposition is in our best interests. Until recently, our only business operations consisted of the manufacture and sale of custom-made signs through Total Identity Systems, Inc. (“TISC”). For the reasons described below, we have treated the operations of TISC as discontinued operations as of November 30, 2004, and, accordingly, our financial statements for the quarter ended September 30, 2004 reflect the impact of discontinuing the operations of TISC. As noted under FASB 5 paragraph 11 the Company is presenting the discontinued operations of TISC to keep the financial statements from being misleading.

We are a party to an on-going legal dispute with Robert David, the former owner of TISC.  A primary aspect of the disagreement is our contention that information provided to us by Mr. David concerning TISC’s banking relationship with Mercantile and Trader’s Trust Company, a bank that has made loans to TISC (the “Bank”), was materially inaccurate. The Bank had previously noticed a default against TISC under the promissory note and other loan agreements between TISC and the Bank (the “Loan Documents”). However, we have been paying down TISC’s debt, to the Bank and had been engaged in on-going discussions with the Bank designed to pay TISC’s debts to the Bank on a mutually satisfactory basis.

On or about November 24, 2004, we learned that the Bank had exercised certain rights granted under the Loan Documents and had “swept” TISC’s accounts aggregating approximately $200,000 maintained at the Bank, and applied the proceeds to the outstanding indebtedness of TISC to the Bank in the current amount of approximately $800,000. In addition, (a) on November 27, 2004, we learned that the Bank had notified the United States Post Office that it was exercising its rights under the Loan Documents to take control over all mail directed to us and (c) on December 6, 2004, we learned that the Bank had changed the locks at TISC’s Rochester, New York facility, and was seeking to take control over TISC’s assets in order to satisfy TISC’s indebtedness to the Bank

In exercising these rights, the Bank has prevented TISC from conducting and funding its day-to-day operations, and, accordingly, TISC’s operations have ceased.
In light of the actions taken by the Bank, including our loss of control over TISC’s records and operations and the prospect that our registered public accounting firm will hereafter be unable to audit TISC’s books and records, we have treated the operations of TISC as discontinued operations as of November 30, 2004, and, accordingly, our financial statements for the quarter ended September 30, 2004 and reflect the impact of discontinuing the operations of TISC. As noted under FASB 5 paragraph 11 the Company is presenting the discontinued operations of TISC to keep the financial statements from being misleading.

On December 13, 2004, we notified the escrow agent holding the shares of TISC we acquired from Mr. David and TISC, that, without waiving any rights we have against Mr. David, the escrow agent may release the shares to Mr. David. We have received verbal confirmation that Mr. David has disclaimed ownership of the shares and rejected delivery of the shares from the escrow agent. It remains uncertain what effect our release of the shares from escrow will have on ownership of the TISC shares or on the outcome of the pending legal disputes between TIC and Robert David.

In light of the discontinued operations of TISC, we no longer engage in any revenue producing activities. We are currently seeking other possible acquisition candidates in the manufacturing sector to help increase shareholder value. Until we are able to identify and consummate additional business combinations, we will require additional funding in order to pay our expenses, including the costs of continuing pending litigation and complying with disclosure and other obligations under Federal securities laws. At this time, we have not yet identified any additional acquisition candidates and have no commitments from any party to provide us with working capital.

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

Deferred Tax Assets

The Company had approximately $950,000 of net deferred tax assets related principally to certain unused tax credits and loss carry forwards as of March 31, 2004. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues

The Company had no revenues for the nine months ended September 30, 2004 do to discontinued operations. There were no revenues for the corresponding nine months during 2003.

Expenses

General and administrative expenses increased $ 30,285 from $ 85,854 in the third quarter of fiscal 2003 to $ 116,139 in the third quarter of fiscal 2004. The increase in general and administrative expenses for the nine months ended September 30, 2004, is due to discontinued operations of the Companys former subsidiary.  Professional fees and other costs associated with the Company's ongoing legal proceedings and Securities and Exchange Commission reporting obligations amounted to $22,392.

Net Losses

Net losses for the nine month period ended September 30, 2004 were $ 1,034,362 as compared to $ 4,393,191 for the nine month period ended September 30, 2003. The lower net loss figure for the nine months ended September 30, 2004 as compared to the same period last year is a result of a decrease in expensing stock that was issued for services of the past year.

The basic and diluted loss per share for the quarter ended September 30, 2004, based on a weighted average number of shares of 17,153,838 was $(0.02)per share, compared with the basic and diluted loss per share of $(0.09) based on a weighted average number of shares of 9,164,671 for the quarter ended September 30, 2003.

Liquidity and Capital Requirements

As of September 30, 2004, the Company had total current assets totaling $ 298,801 consisting of cash and cash equivalents of $ 298,801, restricted cash of $ 0. The Company’s total assets as of September 30, 2004 amounted to $ 4,488,417, consisting of $4,190,016 of assets from discontinued operations.

The Company's total liabilities were $ 5,587,714, which consist of $ 4,453,567 of liabilities from discontinued operations, and $ 1,133,847 which are current and stockholders' deficit amounted to $ 1,098,897 as of September 30, 2004.

As of September 30, 2004, the Company has $298,801 of working capital and In light of recently discontinued operations of TISC and out lack of any current source of revenues, the Company's existing working capital may not be sufficient to fund the ongoing expenses of a reporting company through December 31, 2004. unless the Company is successful in acquiring new business to replace the loss of TISC’s revenues. We will require additional funds in order to pay our operating expenses, including professional fees associated with pending legal proceedings and compliance with SEC reporting and other obligations associated with existing as a public company. We continue to seek new business opportunities as a means to generate revenues and increase shareholder values. However, at this time, we have not identified any acquisition candidates that will create revenues for us in the near term, and we have received no commitments from any third parties to provide necessary funding.

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

Primary Risks

Among the risks of an investment in Total Identity Corp., and among the uncertainties that could cause our results of operations to be different from what we anticipate, are the following:

•	Uncertainty surrounding the outcome of pending legal disputes relating to TIC’s acquisition of TISC and the current ownership of the outstanding shares of TISC.

•	Uncertain surrounding the outcome of the Bank’s exercise of rights granted to it under loan agreements with TISC, and the resulting cessation of business operations of TISC.

•	Since we have not voluntarily adopted corporate governance measures that have been implemented by other companies, our shareholders may not benefit by some of the protections they might otherwise receive.

•	We do not expect to pay dividends in the foreseeable future.

•	Our management may be unable to effectively integrate future acquisitions and manage our growth, as a result of which we may not realize the potential benefits of any anticipated synergies.

•	Unless an active market develops for our common stock, investors may have difficulty selling their shares.

•	The sale of our shares in the future, under Rule 144 or otherwise, sale could have a depressive effect on the market price for our common stock.

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

PART II

ITEM 1. Legal Proceedings

Linda Cockfield v. Total Identity Corp., a Florida corporation, Total Identity Systems Corporations., a New York corporation Case No. 05-2004-CA-010331. Total Identity Corp. and its wholly owned subsidiary Total Identity Systems Corp. were named in a lawsuit filed in the 18th Judicial Circuit Brevard County. On or about June 29, 2004, Plaintiff Linda Cockfield, a resident of Georgetown County, South Carolina, caused to be filed a complaint against Total Identity Corporation and Total Identity Systems Corporation. The complaint seeks to state a cause of action in negligence and a claim for damages in excess of $15,000. The Plaintiff obtained a judgment by default in this matter, however, the default judgment has been vacated and we have turned the matter over to our insurance carrier for further action.

Brian Saunders v. Total Identity Group., DBA of Total Identity Systems Corporations., a New York corporation Case No. 03-CO-3871. Total Identity Group a DBA of Total Identity System Corporations, was named in a lawsuit filed in the 9th Judicial Circuit Orange County. On or about October 1, 2003, Plaintiff Brian Saunders, a resident of Orange County, Florida, caused to be filed a complaint against Total Identity Group. The complaint seeks to state a cause of action for tortuous interference, negligence and breach of contract a claim for damages in excess of $15,000. However, this matter was just brought to the attention of the Company and the Company has no intention of defending against the claim since it involves the Company's former subsidiary and the Company was not named in the lawsuit.

American Arbitration Association Case No. 1516859104 Robert David v. Total Identity Corp and Total Identity Systems Corp. Since July 2004, TIC has been a party to arbitration proceedings against Robert David, arising out of TIC’s acquisition from Mr. David and Total Identity Systems Corp. “(TISC”) of all of the issued and outstanding capital stock of TISC. Information relating to these proceedings has previously been disclosed. On December 13, 2004, we notified the escrow agent holding the shares of TISC we acquired from Mr. David and TISC, that, in furtherance of a prior demand by Mr. David, it may release the shares to Mr. David. Our notice was provided without waiving any rights we may have against Mr. David in the pending arbitration. We have received verbal confirmation that Mr. David has disclaimed ownership of the shares and rejected delivery of the shares from the escrow agent. It remains uncertain what effect our release of the shares from escrow will have on ownership of the TISC shares or on the outcome of the pending legal disputes between TIC and Robert David.

American Arbitration Association Case No. 154590070504 Total Identity Corp. v. Argilus, LLC. On August 24, 2004 the Company commenced an arbitration case before the American Arbitration Association, seeking relief from direct, consequential, and foreseeable damages incurred as a result of the Company’s reasonable reliance on Argilus LLC’s fraudulent misrepresentations. Pursuant to as agreement between the Company and Argilus, Argilus agreed to raise capital or financing on behalf of the Company for the purpose of purchasing the capital stock of TISC. The Company contends that Argilus made multiple fraudulent representations that it had complied with the terms of the agreement and had located ready, willing and able capital and/or financing for the purchase of the TISC stock. The Company and TISC reasonably relied on these misrepresentations and have suffered damages as a result.

On October 7, 2004 Argilus filed a counter claim seeking to have the case from the Company dismissed and a claim for $150,000 plus 1,000,000 shares of the Companies common stock it claims it is owed.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2004 Mr. Dwyer exercised 200,000 stock options at $.03 per share, which were granted to him under his employment agreement for services rendered during the period July 1, 2004 to September 30, 2004.

On October 28, 2004 Mr. Dwyer exercised 262,500 stock options at $.03 per share, which where granted to him under his employment agreement for services rendered during the period of January 1, 2004 to June 30, 2004.

On October 28, 2004 the Company issued 450,000 shares of common stock to Mirador Consulting, Inc. for consulting services for three months entered into with the Company in October of 2004.

No placement agent or other broker was engaged in connection with any of the foregoing transactions and no commissions or similar compensation was paid to any person. The recipients, given their relationship to the Company, had access to such business and financial information about the Company as was necessary in order to make an informed investment decision. The securities issued contained a legend restricting their transferability absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom. The foregoing transactions were exempt from the registration requirements of the Act by reason of Section 4(2) and the rules and regulations thereunder.

ITEM 5. Other Information

On October 11, 2004 the Company entered into a consulting agreement with International Monetary Resources, Inc (“IMRI”) for a period of 90 days with a cost of $20,000 per month. Due to lack of performance and other reasons, the Company ceased making payments to IMRI after the first monthly payment.

On October 11, 2004 the Company entered into a consulting agreement with UCC Equity Partners to assist the Company in raising capital to pay down debt from it’s wholly owed subsidiary and to acquire other companies. The Company paid a $25,000 retainer to UCC that will be offset against the success fee of any financing they may arrange.

On October 25, 2004 the Company entered into a 90 day consulting agreement with Mirador Consulting, to provide financial relation, public relation and introduce the Company to other financial services companies. The Company paid Mirador $4,000 and issued them 450,000 shares of stock. Due to lack of performance on the part of Mirador, the Company has ceased making cash payments under the agreement and has requesting that the shares be returned.

On November 24, 2004 Neil Dolgin and Dr. Martin Peskin each tendered his resignation from the Company’s Board of Directors

On December 10, 2004 Jeffrey Hoffman resigned as the Company’s Chief Financial Officer.

ITEM 6. Exhibits

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

December 17, 2004

TOTAL IDENTITY CORP.

By: /s/ Matthew P. Dwyer
Chairman, President and Chief Financial Officer(Principal Executive Officer and Principal Financial Officer)