Form 10-K
period 2004-12-31
TOTAL IDENTITY CORP
filed 2006-09-13
CIK 1016611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number: 000-30011

Total Identity Corp.
(Name of small business issuer in its charter)

Florida	65-0309540
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization No.)	Identification )
1007 N. Federal Highway, Suite D-6
Fort Lauderdale, Florida	33304
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 561-208-8101
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered

None	not applicable
(Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

common stock, par value $0.01 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year. $ 0 for the fiscal year ended December 31, 2004.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant’s common stock on September 7, 2006 is approximately $129,529.

On August 31, 2006 27,392,510 shares of common stock are issued and outstanding.

TOTAL IDENTITY CORP.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2004

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

Transitional Small Business Disclosure Form (check one): Yes  No X

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Unless otherwise indicated, the terms "Total Identity," the "Company," " we," "our," and "us" refers to Total Identity Corp. a Florida corporation, and our subsidiaries Total Identity Systems, Inc., a New York corporation ("TISC"), Total Digital Communications, Inc., a Florida corporation formerly known as Total Digital Displays, Inc. (“Total Digital”), Yard Sale Drop Off, Inc., a Florida corporation formerly known as Total Identity Group, Inc. (“Yard Sale Drop Off”) and Sovereign Research, LLC, a Florida limited liability company.

All share and per share information presented in this annual report have been retroactively adjusted to give effect to a 1:10 reverse stock split of our common stock effective January 27, 2003.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We have in the past and intend to continue to acquire assets and/or businesses that we believe are undervalued, and generally to operate those assets and businesses through our subsidiaries. During the fiscal years ended December 31, 2003, 2004 and 2005, and from December 31, 2005 through the date of this report, our operations have consisted of the following:

Sovereign Research. In May, 2006 we formed Sovereign Research LLC as a Florida limited liability company to provide research reports and annual reports, primarily to small cap public companies. We have not yet commenced formal operations through our Sovereign Research subsidiary, nor have we entered into any binding agreements to provide research reports for any third party.

Yard Sale Drop Off. From January 2005 through March 2006, we operated an “eBay” service business that assisted eBay sellers in listing and selling their merchandise on the eBay auction website. We sold our interest in Yard Sale Drop Off in May, 2006.

Total Identity Systems. From October 13, 2003 through November 30, 2004, we operated a Rochester, New York-based manufacturer of custom sign manufacturer servicing local, regional and national accounts. See below and “Item 2. Legal Proceedings” We discontinued our operation of Total Identity Systems effective November 30, 2004.

Kina’ole Development. From January 31, 2003 until September 30, 2003, we operated a Hawaii-based manufacturer of prefabrication homes. Effective September 30, 2003, we divested ourselves of our interest in Kina’ole Development.

Hi*Tech Electronic Displays. From October 2003 until December 2003 we operated an LED (light emitting diode) sign business in connection with our acquisition of assets from Hi*Tech. As described later in this section, in February 2004, we rescinded our purchase of the assets relating to these operations.

Each of these business operations, as well as other matters that have materially affected us during the period covered by this Report, are described below.

Sovereign Research

In May, 2006 we formed Sovereign Research LLC as a Florida limited liability company to provide research reports and annual reports, primarily to small cap public companies. It is anticipated that the reports will be prepared for us by third parties with whom we contract, and that the reports will provide the investment community with information about the companies’ operations, the industry in which the company operates, competitive factors in the industry, marketing statistics, marketing trends and source references. Information contained in the reports will be provided by the companies, as well as publicly available information gathered by the third party with whom we contract. Reports will be commissioned by the public companies desiring our reports and the companies for whom we prepare the reports will be required to release us from liability including for any information in our report obtained in the public domain. We do not intend to provide recommendations relating to the purchase or sale of any securities or as to the value of any security. We have not yet commenced formal operations through our Sovereign Research subsidiary, nor have we entered into any binding agreements to provide research reports for any third party.

Yard Sale Drop Off

In January 2005, we commenced operations of our Yard Sale Drop Off, Inc. (“YSDO”) subsidiary. YSDO is a trading assistant and “power seller” that assists others to list and sell items through on-line auctions on the eBay website. In a typical consignment sale arrangement, an eBay seller brings his or her merchandise to the YSDO location where YSDO personnel take pictures of the item, work with the seller to get a detailed and accurate description of the item to be sold, compose the auction description, determine the best category under which to list the item for sale and answer questions that the seller may have. YSDO then assists the seller to list the item and if the item is purchased in the auction, YSDO packs and ships the item and receives a percentage of the sales price for its services.

In March 2006, we entered into an agreement to sell all of the assets of our YSDO subsidiary to Mr. Mike Phillips, an unrelated third party, and discontinue the operations of this subsidiary. The purchase price for the assets was $8,000 in cash and payment was received in four installments of $2,000 each, with the last payment made in May 2006 at which time we released all of the assets to the purchaser.

Total Identity Systems

In October 2003, we entered into a series of agreements with Total Identity Systems Corporation, a New York corporation (“TISC”) and Robert David, its sole officer, director and principal shareholder, to acquire TISC for a purchase price of approximately $1.8 million and certain other concessions to the seller in the form of an employment agreement and the assumption of leasehold obligations to an entity owned by Mr. David.

On February 23, 2004, we entered into a series of agreements with Robert David that (a) amended the stock purchase agreements and related documents dated October 13, 2003 and (b) settled certain disputes that had arisen in connection with the October 13, 2003 agreements, including an arbitration initiated by the Company to resolve those disputes. Among the modifications to the initial agreement were a reduction in the purchase price from $1.8 million to $1.2 million, and a change in Robert David’s status with TISC, from an employee to a consultant. At the time the agreements were entered into, the arbitration we commenced to resolve the differences that arose between the parties was also discontinued.

On July 22, 2004, we terminated our consulting agreement with Robert David on the grounds that Mr. David had breached the, as well as his fiduciary duties to the Company, by improperly attempting to dispose of Company assets. On or about July 26, 2004, Robert David commenced two arbitrations against the Company and TISC with the American Arbitration Association, alleging that (a) the Company had improperly terminated his consulting agreement and (b) the Company was in default of certain payment obligations under the agreements to acquire TISC.

A central focus of the arbitration was our contention that information provided to us by Mr. David concerning TISC’s banking relationship with Mercantile and Trader’s Trust Company, a bank that had made loans to TISC, was materially inaccurate. The bank had previously noticed a default against TISC under the promissory note and other loan agreements between TISC and Mercantile and Trader's Trust Company.

On or about November 24, 2004, Mercantile and Trader's Trust Company exercised certain rights granted under the loan documents and had “swept” TISC’s accounts aggregating approximately $200,000 maintained at the bank, and applied the proceeds to the outstanding indebtedness of TISC to the bank. In addition, Mercantile and Trader's Trust Company notified the United States Post Office that it was exercising its rights under the loan documents to take control over all mail directed to us and the bank changed the locks at TISC’s Rochester, New York facility, and was seeking to take control over TISC’s assets in order to satisfy TISC’s indebtedness to Mercantile and Trader's Trust Company.

In exercising these rights, the Mercantile and Trader's Trust Company assumed control over TISC and prevented TISC from conducting and funding its day-to-day operations. In light of the actions taken by the bank, including our loss of control over TISC’s records and operations and the prospect that our registered public accounting firm would thereafter be unable to audit TISC’s books and records, we treated the operations of TISC as discontinued operations as of November 30, 2004, and, accordingly, our financial statements for the quarter ended September 30, 2004 reflect the impact of discontinuing the operations of TISC. As noted under FASB 5 paragraph 11 we presented the discontinued operations of TISC to keep the financial statements from being misleading.

As a result of all of the above and the failure of the parties to pay fees to the American Arbitration Association, in April 2006, the arbitration that was pending before the American Arbitration Association was dismissed.

TISC operated as a vertically integrated custom manufacturer of signs and awnings headquartered in Rochester, NY, with in-house marketing, sales, design, engineering, manufacturing, and installation capabilities.

 The core manufacturing business consisted of custom on-premise identity products such as neon, channel letters, cabinet signs, and commercial awnings. TISC also designed and manufactured highly custom “theme” signage for customers such as Hard Rock Cafe, Gibson Guitars, and Walt Disney World.

Total Digital Communications

On December 15, 2004, Total Digital Communications, Inc., formerly known as Total Digital Displays, Inc. (which was, at the time, our wholly owned subsidiary) acquired certain assets from Leonard Lightman, including the seller’s rights under a purported license agreement with Major League Baseball. The purchase price for the assets was paid by the issuance of 10,000,000 shares of Total Digital’s common stock to the seller. The 10,000,000 shares represented approximately 93% of Total Digital’s outstanding common stock at the time of issuance.

On December 29, 2004, we distributed to our shareholders of record on December 15, 2004 as a dividend, an aggregate of 804,929 shares, constituting all of the common stock of Total Digital then owned by us. One share of Total Digital was distributed for each 20 shares of our common stock held on the record date. The dividend was paid without registration under the Securities Act of 1933, as amended ("Securities Act"), in reliance upon an opinion of counsel that the transaction did not require registration under the Securities Act.

On January 11, 2005, we determined that the seller of the assets had misrepresented its ownership of the assets and, on January 11, 2005, we asserted claims against the seller, and demanded rescission of the asset purchase agreement, including its return of the 10,000,000 shares of Total Digital paid as consideration for the assets. The seller failed to comply with our demands, and we filed suit against the seller in Broward Circuit Court. In August 2005 the court awarded us a default against the seller for failure to file an answer to our complaint within the prescribed timeframe; however, in September 2005 the default was set aside.

We have been advised that the opinion of counsel upon which the distribution to our shareholders was based has been withdrawn. Therefore, we are treating the shares of Total Digital that were distributed to our shareholders as restricted securities. However, in light of the uncertainty of the effect that our claims against the seller have upon ownership of the 10,000,000 shares that were issued to the seller, we cannot predict whether we have any control over the future activities of Total Digital. At this time, we do not believe that Total Digital has any assets and are not aware of any market for the shares of Total Digital. In addition, we have been advised that Total Digital was administratively dissolved on September 16, 2005 by the State of Florida resulting from its failure to file its annual report.

Settlement of Dispute with Former Director

On May 13, 2004, we and Scott Siegel, one of our director, entered into an agreement resolving certain disputes that had arisen relating to the ownership of 1,050,000 shares of our common stock and 250,000 shares of our Series A preferred stock that were the subject of a stock purchase agreement dated February 21, 2003. The primary terms of the agreement are that (a) Mr. Siegel retained 250,000 shares of common stock (the “Retained Shares”), (b) 800,000 shares of common stock issued to Mr. Siegel under the February 21, 2003 stock purchase agreement were surrendered to us and have been canceled, (c) we agreed to pay Mr. Siegel the sum of $35,265, plus $7,000 less an amount equal to our legal fees in settlement of this matter, (d) the Series A preferred stock has been surrendered to us and canceled; and (e) Mr. Siegel resigned as a director effective May 13, 2004.

Kina’ole Development

On January 31, 2003, we acquired 100% of the assets and outstanding stock of Kina’ole Development Corporation, a Hawaii corporation. Kina’ole engages in the manufacture and sale of prefabricated homes. Effective September 30, 2003, we agreed with the former owners of Kina’ole to exchange all of our shares of Kina’ole for (a) the 500,000 shares of our Series B Preferred Stock, (b) the issuance of 120,000 shares of our common stock to the former shareholders of Kina’ole in connection with the January 2003 acquisition, and (c) $13,500 paid to such shareholders. As a result of this exchange, we divested ourselves of the prefabricated home manufacturing operations conducted by Kina’ole.

Hi*Tech Electronic Displays

On October 13, 2002 we entered into an agreement with Hi*Tech Electronic Displays, Inc., a Florida corporation, and purchased the assets of Hi*Tech’s Factory Automation Division. As consideration for the asset purchase, we issued Hi*Tech Electronic Displays, Inc. 250,000 shares of our common stock valued at $152,500. Following the closing of the transaction until December 2003, we operated an LED sign business offering signs which were fabricated for us by Hi*Tech. However, as a result of the failure of the seller to cooperate in the completion of an audit related to the assets and the unwillingness to turn over the assets purchased, on February 27, 2004, we entered into a rescission agreement with Hi*Tech Electronic Displays, Inc. to rescind our purchase of the Hi*Tech assets. Under the rescission agreement, we delivered the assets we acquired from Hi*Tech; however, Hi*Tech has failed and continues to refuse to deliver the 250,000 shares of our common stock that we paid to Hi*Tech as consideration for its assets. As a result of our limited financial resources we are unable at this time to retain counsel to pursue a return of those shares.

Status as a “Shell Company”

Under rules and regulations adopted by the Securities and Exchange Commission, a “shell company” is a company, other than an asset-based issuer, with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents or assets consisting of any amount of cash and cash equivalents and nominal other assets. At the present time, we believe that we are a “shell company” within the meaning of these rules and regulations.

We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. Matthew Dwyer, our CEO, who may not be considered a professional business analyst. Mr. Dwyer will be the key person in the search, review and negotiation with potential acquisition or merger candidates. We intend to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time period prescribed by applicable rules of the Securities and Exchange Commission which is presently four business days from the closing date of the transaction. This requirement for readily available audited financial statement may require us to preclude a transaction with a potential candidate which might otherwise be beneficial to our shareholders.

We will not restrict our search for any specific kind of company, but may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

We anticipate that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these anticipated expenses, these expenses will be paid by Mr. Dwyer with his personal funds as interest-free loans. However, the only opportunity to have these loans repaid will be from a prospective merger or acquisition candidate. Repayment of any loans made on our behalf will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of our company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or may sell their stock. Any terms of sale of the shares presently held by officers and/or directors will be also afforded to all other shareholders on similar terms and conditions. Any and all such sales will only be made in compliance with federal and applicable state securities laws.

We anticipate that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

Employees

As of August 31, 2006, we had one full-time employee, Mr. Matthew Dwyer, our Chief Executive Officer. Our employee is not covered by collective bargaining agreements, and we believe our relationship with our employee to be good.

RISK FACTORS

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of $10,256,314 as of December 31, 2004. In addition, for the year ended December 31, 2004 we reported a net loss of $523,937. We had a working capital deficit of $434,866 at December 31, 2004 and cash on hand of $2,824. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods and we will need to raise substantial amounts of capital to pay our current obligations and implement our business model. No assurances can be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to cease operations.

We have no current business operations and are dependent upon identifying an operating business to acquire in order to generate revenues and pay our operating expenses.

As a result of actions taken by an institutional lender, the operations of TISC have ceased. In addition, in May 2006 we discontinued the operations of Yard Sale Drop Off and, while we have recently formed a new subsidiary to engage in the preparation and marketing of research reports, we currently engage in no revenue-producing activities. At this time, our operating expenses are being paid through loans from our affiliates. There is no assurance that our affiliates will be able to continue to fund our operating expenses. Accordingly, we are dependent on identifying and acquiring an operating business in order to generate revenues to fund operating expenses. If we are unable to acquire an operating business or otherwise fund our operating expenses, we may be required to cease operations.

Our continued issuance of shares of common stock in payment of management compensation and consulting fees is dilutive to our existing shareholders.

Due to our lack of revenues and income, we have historically paid compensation to our Chief Executive Officers and certain other officers and consultants through the issuance of options shares of our common stock, including shares issued and issuable upon the exercise of options. In some cases, the shares have been issued, including upon the exercise of options, at less than fair market value. The issuance of these shares is dilutive to the equity ownership of our shares by other shareholders and the issuance of shares at less than fair market value is dilutive to the book value of our common stock. Our lack of revenues may require that we continue to dilute shareholders through the issuance of our shares to management and consultants.

There is uncertainty concerning the status of shares of our subsidiary that were distributed to our shareholders.

We previously distributed shares of our former subsidiary, Total Digital Displays, to our shareholders. Subsequent to the distribution, we determined that the assets that were acquired by our subsidiary prior to the distribution did not exist and that we and Total Digital Displays have asserted that we had been fraudulently induced to purchase the assets. As a result, we notified the seller of claims we have against it, and demanded rescission of the asset purchase agreement, including its return of the 10,000,000 shares of Total Digital Displays issued to the seller under the asset purchase agreement. To date, the seller has not complied with our demands and has denied wrongdoing, and we have filed suit against the seller in Broward Circuit Court. The court awarded summary judgment in our favor and we are evaluating whether to seek a default judgment against the seller. In light of the foregoing, the opinion of counsel that caused the shares of Total Digital Display to be issued without legend has been withdrawn, and we are treating the shares of Total Digital Display that were distributed to our shareholders as restricted securities. At this time, it is our understanding that Total Digital Display has no assets and there is no market for the shares of Total Digital Display. At this time, we cannot determine whether we will reacquire Total Digital Display as a subsidiary, the legal status of the shares of Total Digital Display that were distributed to our shareholders, or otherwise predict the impact that the foregoing facts will have on our operations.

Start-up expenses and future losses will adversely affect our operations.

Because of significant up-front expenses required to enter into new businesses, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. Future losses are likely before our operations become profitable. As a result of our lack of operating history, you will have no basis upon which to accurately forecast our:

•	Total assets, liabilities, and equity;
•	Total revenues;
•	Gross and operating margins; and
•	Labor costs.

Accordingly, any subsequent business plans may not either materialize or prove successful, and we may never be profitable.

Our management may be unable to effectively integrate future acquisitions and to manage our growth, and we may be unable to fully realize any anticipated benefits of any acquisition.

Our business strategy includes growth through acquisition and internal development. We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies. Acquired companies’ histories, geographical locations, business models and business cultures can be different from ours in many respects. If we should consummate one or more acquisitions, our directors and senior management will face a significant challenge in their efforts to integrate our business and the business of the acquired companies or assets, and to effectively manage our continued growth. There can be no assurance that our efforts to integrate the operations of any acquired assets or companies acquired in the future will be successful, that we can manage our growth or that the anticipated benefits of these proposed acquisitions will be fully realized. The dedication of management resources to these efforts may detract attention from our day-to-day business. There can be no assurance that there will not be substantial costs associated with these activities or of the success of our integration efforts, either of which could have a material adverse effect on our operating results.

Our strategy of seeking joint ventures or strategic alliances may be unsuccessful.

We may also choose to expand our operations by entering into joint ventures or other strategic alliances with other parties. Any such transaction would be accompanied by the risks commonly encountered in such transactions. These include, among others, the difficulty of assimilating the operations and personnel and other various factors. There can be no assurance should we enter into any strategic alliance with a third party that we will be successful in overcoming these risks or any other problems encountered in connection with joint ventures or other strategic alliances.

We depend on the continued services of our executive officers and on our ability to attract and maintain other qualified employees.

Our future success depends on the continued services of our executive officers. The loss of their services would be detrimental to us and could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key-man insurance on his life. Our future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing. We may not be able to attract, assimilate, or retain qualified technical and managerial personnel and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our common stock is thinly traded and an active and visible trading market for our common stock may not develop.

Our common stock is currently quoted on a limited basis on the Pink Sheets under the symbol “TIDC.” The quotation of our common stock on the Pink Sheets does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

▪	investors may have difficulty buying and selling or obtaining market quotations;

▪	market visibility for our common stock may be limited; and
▪	a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

The sale of shares eligible for future sale could have a depressive effect on the market price for our common stock; Rule 144 is not currently available for resales of our common stock.

As of August 31, 2006, there are 27,392,510 shares of common stock issued and outstanding. Of the currently issued and outstanding shares, approximately 3,779,734 restricted shares of common stock have been held for in excess of one year and are currently available for public resale pursuant to Rule 144 promulgated under the Securities Act ("Rule 144"). Unless registered on a form other than Form S-8, the resale of our shares of Common Stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our shareholders who have beneficially owned restricted shares of common stock for at least one year to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least two years by a person not affiliated with us (in general, a person who is not one of our executive officers, directors or principal shareholders during the three-month period prior to resale), such restricted shares can be sold without any volume limitation. Sales of our common stock under Rule 144 or pursuant to such registration statement may have a depressive effect on the market price for our common stock.

Rule 144 is not currently available to permit resales of our common stock because, at this time, we are not current in our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). At such time, if any, as we have filed all reports that we are required to file under the Exchange Act, holders of our common stock who meet the requirements for resales under Rule 144 will be able to do so if they so desire.

We currently do not have an operating business, but also do not intend to pursue a course of complete liquidation and dissolution, and accordingly, the value of your shares may decrease.

We currently do not have any operating business. We continue to incur operating expenses while we consider alternative operating plans. These plans may include business combinations with or investments in other operating companies, or entering into a completely new line of business. We have not yet identified any such opportunities, and thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. In addition, we cannot assure you that we will be able to identify any appropriate business opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

We may not be able to identify or fully capitalize on any appropriate business opportunities.

We have not yet identified any appropriate business opportunities, and, due to a variety of factors outside of our control, we may not be able to identify or fully capitalize on any such opportunities. These factors include:

▪	competition from other potential acquirers and partners of and investors in potential acquisitions, many of whom may have greater financial resources than we do;
▪
in specific cases, failure to agree on the terms of a potential acquisition, such as the amount or price of our acquired interest, or incompatibility between us and management of the company we wish to acquire; and

▪	the possibility that we may lack sufficient capital and/or expertise to develop promising opportunities.

Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if we enter into a combination with a business that has operating income, we cannot assure you that we will be able to utilize all or even a portion of our existing net operating loss carryover for federal or state tax purposes following such a business combination. If we are unable to make use of our existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the price of our stock and the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

Because our stock currently trades below $5.00 per share, and is quoted on the Pink Sheets, our stock is considered a "penny stock" which can adversely affect its liquidity.

For so long as the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market. Finally, as a penny stock we may not be entitled to the protections provided by the Private Securities Litigation Reform Act of 1995.

Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our shareholders.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Business Corporations Act also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested shareholders.

In addition, our articles of incorporation authorize the issuance of up to 1,250,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which no shares are presently issued and outstanding. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

It is not possible to foresee all risks that may affect us. Moreover, we cannot predict whether we will successfully effectuate our current business plan. Each prospective purchaser is encouraged to carefully analyze the risks and merits of an investment in the shares and should take into consideration when making such analysis, among others, the Risk Factors discussed above.

ITEM 2.  DESCRIPTION OF PROPERTY

We maintain a mailing address at 1007 N. Federal Highway, Suite D-6, Fort Lauderdale, Florida 33304. Mr. Matthew Dwyer, our sole officer and director, provides our company with office space at his primary residence at no cost to us.

ITEM 3.  LEGAL PROCEEDINGS

Stephen E. Webster v. Richard Dwyer, Matthew P. Dwyer, Phillip Mistretta, Total Digital Displays, Inc., Leslie W. Kernan, Jr., Lacy Katzen LLP, et al, case number 2005-211 in the Supreme Court of the State of New York. We were a defendant in this proceeding in which the plaintiff, Stephen E. Webster, sought repayment of a $125,000 debenture we issued to the plaintiff by alleging that he was fraudulently induced to purchase the debenture. We filed various motions in our defense; however, in September 2005 a judgment was grant against our company and other parties for $125,000 plus 9% interest per annum. In March 2006 our attorneys filed a motion to withdraw as counsel which was granted, and as August 31, 2006 the default judgment against us in the amount of $125,000 remains outstanding.. As a result of our limited financial means, we are unable to appeal the judgment. Even if we had sufficient funds to hire counsel to commence an appeal, we do not know at this time if sufficient grounds exist for an appeal of the default judgment.

Total Identity Corp. v. Argilus, LLC, American Arbitration Association Case No. 154590070504. ArgiIus LLC was hired to raise the capital and/or secure financing to purchase TISC. In August 2004 we filed a claim against ArgiIus LLC for breach of its fiduciary duty as a result of ArgiIus' failure to perform its agreement. A demand for arbitration was filed with American Arbitration Association in August 2004, and to date there have been no hearings or proceedings in the matter other than the filing of the initial demand and Argilus’ response in October 2004 together with counterclaims demanding $150,000 and 1,000,000 shares of our common stock. By letter dated August 22, 2006 from the American Arbitration Association we were advised that as it had not received communication from either party to the matter in response to an earlier letter, that it was their intent to close its file absent advice from either party on or before August 29, 2006. By letter dated August 25, 2006 from counsel to Argilus to the American Arbitration Association, Argilus agreed to withdraw its counterclaim. In a subsequent dated August 31, 2006 from the American Arbitration Association, we were advised that unless it was advised to the contrary by September 7, 2006, the arbitration would be considered withdrawn. Our ability to pursue the matter is limited as a result of our limited financial resources. While we believe we have meritorious claims, even if we had sufficient funds to hire counsel and pursue this claim, we are unable at this time to predict the outcome of the matter.

Robert David v. Total Identity Corp. and Total Identity Systems, Inc., American Arbitration Association Case No. 1516859104. This legal proceeding relates to a series of agreements we entered into in October 2003 with TISC and Mr. Robert David, its sole officer, director and principal shareholder, as described in Item 1. Description of Business - Total Identity Systems Corp. appearing earlier in this report.

Total Identity Corp. vs Leonard Lightman, case number 05008931 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In June 2005 we brought a lawsuit against Mr. Leonard Lightman alleging that he had made numerous fraudulent misrepresentations with regards to various licenses and rights that he had to market certain Major League Baseball and NASCAR franchises. As a result, we incurred various expenses and costs to purchase ownership in the non-existent asset. The court awarded us a default in August 2005 as a result of the defendant's failure to answer our complaint within the prescribed timeframe; however, in September 2005 the court set aside the default and as of August 31, 2006 the case remains pending. However, in view of our understanding that the defendant has no assets and the cost and expense that we will incur in pursuing this claim, we have made the business decision to not proceed in the collection of the judgment.

The Lebrecht Group, APC vs. Total Identity Corp., case number 03CC12717 in the Superior Court for Orange County, California. We were a defendant in a lawsuit seeking to collect legal fees and costs totaling $46,286 together with accrued interest, attorney's fees and court costs. On May 4, 2004 a judgment in the amount of $50,714 was awarded to the plaintiff with interest at the rate of 10% per annum. A total of $53,362 is included in our accounts payable at December 31, 2004 in the consolidated financial statements appearing elsewhere in this report. The judgment remains outstanding as of the date of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Pink Sheets under the symbol "TIDC." The following table sets forth the high and low closing sale prices for our common stock as reported on the Pink Sheets and for the last two fiscal years and the subsequent interim period. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal 2004

First quarter ended March 31, 2004	$0.56	$0.15
Second quarter ended June 30, 2004	$0.31	$0.10
Third quarter ended September 30, 2004	$0.19	$0.08

Fourth quarter ended July 31, 2004	$0.19	$0.05

Fiscal 2005

First quarter ended March 31, 2005	$0.19	$0.03
Second quarter ended June 30, 2005	$0.19	$0.02
Third quarter ended September 30, 2005	$0.10	$0.02
Fourth quarter ended December 31, 2005	$0.06	$0.01

Fiscal 2006

First quarter ended March 31, 2006	$0.03	$0.01
Second quarter ended June 30, 2006	$0.15	$0.009

On September 7, 2006, the last reported sale price of the common stock on Pink Sheets was $0.0095 per share. As of August 31, 2006 there were approximately 189 shareholders of record of the common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. Payment of dividends and distributions is subject to certain restrictions under the Florida Business Corporations Act, including the requirement that after making any distribution we must be able to meet our debts as they become due in the usual course of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

Recent Sales of Unregistered Securities

In February 2005, we issued 500,000 shares of our common stock to Wall Street-Review Financial Services, Inc., an affiliate of our CEO Mr. Dwyer, for an aggregate purchase price of $25,000. The shares were valued at $0.05 per share which was the fair market value of our common stock on the date of issuance. We had reasonable grounds to believe that the recipient was an accredited investor. The certificate evidencing shares issued in the transaction included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption therefrom. No general solicitation or advertising was used in connection with the transaction. The transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereunder as a transaction by an issuer not involving any public offering.

In February 2005 we issued 395,335 shares of our common stock to Wall Street Review Financial Services, Inc., an affiliate of our CEO Mr. Dwyer, in satisfaction of debt of $15,813. The shares were valued at $0.04 per share which was the fair market value of our common stock on the date of issuance. We had reasonable grounds to believe that the recipient was an accredited investor. The certificate evidencing shares issued in the transaction included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption therefrom. No general solicitation or advertising was used in connection with the transaction. The transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereunder as a transaction by an issuer not involving any public offering.

In June 2005 issued 250,000 shares of our common stock valued at $20,000 to an individual as compensation for consulting services to be rendered to us related to the business of our Yard Sale Drop Off subsidiary under the terms of a one year consulting agreement. We had reasonable grounds to believe that the recipient was an accredited. The certificate evidencing shares issued in the transaction included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption therefrom. No general solicitation or advertising was used in connection with the transaction. The transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereunder as a transaction by an issuer not involving any public offering.

At December 31, 2004 we owed Mrs. Cindy Dolgin $40,000 under the terms of a promissory note issued in January 2004. In March 2006 the note was converted into 4,000,000 shares of our common stock at a conversion rate of $0.01 per share and we issued Mrs. Dolgin an additional 1,500,000 shares of our common stock valued at $15,000 as a penalty for failure to pay the note when due pursuant to its terms. We had reasonable grounds to believe that the recipient was an accredited investor. The certificates evidencing shares issued in the transaction included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption therefrom. No general solicitation or advertising was used in connection with the transaction. The transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereunder as a transaction by an issuer not involving any public offering.

On June 23, 2006, $30,000 of related party accounts payable due by us to Mr. Matthew Dwyer, our CEO, was converted into 3,000,000 shares of common stock at a market price of $0.01 per share. We had reasonable grounds to believe that the recipient was an accredited investor. The certificates evidencing shares issued in the transaction included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption therefrom. No general solicitation or advertising was used in connection with the transaction. The transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereunder as a transaction by an issuer not involving any public offering.

On April 7, 2006 we borrowed $40,000 from Mr. Manny Losada, a principal shareholder of our company, under the terms of a note which is due on September 30, 2006. As additional consideration for the loan, in June 2006 we issued Mr. Losada 800,000 shares of our common stock valued at $8,000. We granted Mr. Losada piggy back registration rights covering these securities. We had reasonable grounds to believe that the recipient was an accredited investor. The certificates evidencing shares issued in the transaction included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption therefrom. No general solicitation or advertising was used in connection with the transaction. The transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereunder as a transaction by an issuer not involving any public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2003 Omnibus Securities Plan and our 2003 Non-Qualified Stock Option and Grant Plan and any compensation plans not previously approved by our shareholders as of December 31, 2004 which includes our 2004 Equity Compensation Plan.

	Number of securities to	Weighted average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding	future issuance under
	warrants and rights	options, warrants	equity compensation
		and rights	plans (excluding
			securities reflected in
			column (a)

Plan category

	(a)	(b)	(c)

Plans approved by our shareholders:

2003 Omnibus Securities Plan	0	n/a	175,000
2003 Non-Qualified Stock Option and
Grant Plan	0	n/a	100,000

Plans not approved by our shareholders:

2004 Equity Compensation Plan	0	n/a	2,500,000

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the year ended December 31, 2004 and notes thereto appearing elsewhere in this annual report.

Overview

During fiscal 2003 our operations were those of our TISC and Kina'ole Development Corporation subsidiaries. TISC operated as a vertically integrated custom manufacturer of signs and awnings headquartered in Rochester, NY, with in-house marketing, sales, design, engineering, manufacturing, and installation capabilities. Kina'ole Development Corporation planned to sell manufactured homes to retail customers. We acquired 100% of the capital stock of Kina'ole Development Corporation in January 2003 and we acquired 100% of TISC in October 2003. Effective September 30, 2003, we agreed with the former owners of Kina’ole Development Corporation to exchange all of our shares of Kina’ole for the 500,000 shares of our Series B Preferred Stock, the issuance of 120,000 shares of our common stock to the former shareholders of Kina’ole in connection with the January 2003 acquisition, and $13,500 paid to such shareholders. As a result of this exchange, we divested ourselves of the prefabricated home manufacturing operations conducted by Kina’ole. The operating results of Kina'ole Development Corporation are included in discontinued operations as of December 31, 2003 in the financial statements appearing elsewhere in this annual report.

During fiscal 2004 our operations were those of our TISC subsidiary. As described elsewhere herein during November 2004, we learned that Mercantile and Trader's Trust Company had exercised certain rights granted under the loan documents and had “swept” TISC’s accounts aggregating approximately $200,000 maintained at the bank, and applied the proceeds to the outstanding indebtedness of TISC to the bank. In addition, Mercantile and Trader's Trust Company notified the United States Post Office that it was exercising its rights under the loan documents to take control over all mail directed to us and the bank had changed the locks at TISC’s Rochester, New York facility, and was seeking to take control over TISC’s assets in order to satisfy TISC’s indebtedness to Mercantile and Trader's Trust Company. In exercising these rights, the Mercantile and Trader's Trust Company assumed control over TISC and prevented TISC from conducting and funding its day-to-day operations. In light of the actions taken by the bank, including our loss of control over TISC’s records and operations and the prospect that our registered public accounting firm would thereafter be unable to audit TISC’s books and records, we treated the operations of TISC as discontinued operations as of November 30, 2004, and, accordingly, our financial statements for the fiscal years ended December 31, 2004 and 2003 contained elsewhere herein reflect the impact of discontinuing the operations of TISC.

While we incurred expenses related to the operations of Kina'ole Development Corporation in fiscal 2003, it did not generate any revenues. Revenues for TISC for fiscal 2003 and fiscal 2004, as well as costs of sale and expenses related to TISC's operations have been included in discontinued operations for the respective periods in the financial statements appearing elsewhere in this annual report.

As described earlier in this annual report we intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our ability to continue as a going concern is dependent on our ability to identify and close a business combination with an operating entity. We have not yet identified any such opportunities, and we cannot assure you that we will be able to identify any appropriate business opportunities, or, if identified, that we will be able to close a transaction which is inevitably beneficial to our shareholders. In addition, as it is likely that if we enter into a business combination the structure of the transaction will be such that the approval of our shareholders is not necessary before the transaction is closed. As such, our shareholders are relying entirely upon the judgment of our management in structuring a transaction which provides some benefit to our shareholders.

Results of Operations

Fiscal year ended December 31, 2004 ("Fiscal 2004") as compared to the fiscal year ended December 31, 2003 ("Fiscal 2003")

			Increase/	Increase/
	Fiscal 2004	Fiscal 2003	(Decrease)	(Decrease)
			$ 2004 vs 2003	% 2004 vs 2003
Revenue	$0	$0	0	n/a
Cost of sales	0	0	0	n/a
Gross margin	0	0	0	n/a

Expenses
Consulting fees	659,136	2,704,037	(2,044,901)	(75.6)%
Salaries and wages	264,375	2,000	262,375	13,119%
Selling, general and administrative	111,380	309,484	(198,104)	(64.0)%
Total expenses	1,034,891	3,015,521	(1,980,630)	(65.7)%

Loss from operations	(1,034,891)	(3,015,521)	(1,980,630)	(65.7)%

Other income (expense)
Interest expense	(74,518)	(24,130)	50,338	209%
Loss on settlement	0	(185,000)	NM	NM
Gain (loss) on extinguishment of debt	70,000	(1,950,500)	NM	NM
Total other income (expense)	(4,518)	(2,159,630)	NM	NM

Loss before discontinued operations	(1,039,409)	(5,175,151)	(4,135,742)	(80)%

Discontinued operations	515,472	(611,063)	NM	NM

Net loss	$(523,937)	$(5,786,214)	$(5,262,227)	(91)%

NM = not material

Total expenses

Our total expenses for fiscal 2004 were $1,034,891, a decline of $1,980,630, or approximately 66%, from our total expenses of $3,015,521 for fiscal 2003. Included in this decrease were the following:

▪ For fiscal 2004 consulting fees declined $2,044,901, or approximately 76%, to $659,136 from $2,704,037 for fiscal 2003. Consulting fees included approximately $222,136 of cash paid under the terms of various consulting agreements and approximately $437,000 representing the value of shares of our common stock which we issued as compensation for business consulting services rendered to us.

▪ For fiscal 2004 salaries and wages increased $262,375, to $264,375 from $2,000 for fiscal 2003. This increase is primarily attributable to expenses related to the employment agreements for our CEO and our CFO, and

▪ Selling, general and administrative expense decreased $198,104, or approximately 64%, to $111,380 for fiscal 2004 from $309,484 for fiscal 2003.

Other income (expense)

Overall, total other expense declined substantially for fiscal 2004 from fiscal 2003 as a result of the following:

▪ Interest expense increased $50,338 for fiscal 2004 from fiscal 2003, an approximate 209% increase. This increased interest expense is primarily related to $45,000 of interest expense which represents the value of securities issued as an inducement to lend us money for which there was no comparable expense in fiscal 2003,

▪ For fiscal 2003 we recognized a loss on settlement of $185,000 which represented the settlement of litigation to which we were a party. We did not have comparable transactions in fiscal 2004, and

▪ For fiscal 2003 we recognized a loss of $1,950,500 on extinguishments of debt as compared to a gain on extinguishment of debt of $70,000 for fiscal 2004.

Discontinued operations

As described earlier in this section, in fiscal 2003 we discontinued the operations of Kina'ole Development Corporation and in fiscal 2004 we discontinued the operations of TISC. We reported discontinued operations for fiscal 2003 of a loss of $611,063, which includes a loss of $428,849 attributable to TISC and a loss of $182,214 attributable to Kina'ole Development Corporation. For fiscal 2004 we reported income on discontinued operations of $515,472 which is related to TISC.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2004 we had cash on hand of $2,824 and a working capital deficit of $434,866.

At December 31, 2004 we had total assets of $6,904 which consisted of $2,824 of cash and $4,080 of prepaid expenses. Our total liabilities at December 31, 2004 were $441,770, which included $189,818 of accounts payable and accounts payable - related party, $1,500 of accrued expenses and an aggregate of $250,542 in convertible debentures and notes payable, including $100,452 of notes payable related parties. We do not have sufficient working capital to satisfy these obligations.

Net cash provided by operating activities for fiscal 2004 was $220,701 as compared to net cash used in operating activities of $1,246,855. The principal changes in cash provided by (used in) operating activities from period to period which are unrelated to our discontinued operations include:

▪ a decrease of $5,262,277 in our net loss for fiscal 2004 from fiscal 2003,

▪ a one time gain of $70,000 on extinguishments of debt,

▪ the expense related to stock issued for services, salary and interest decreased $2,187,138 from fiscal 2003 to fiscal 2004,

▪ an increase of $256,375 in expenses related to stock issued for salary and warrants issued for services which is primarily attributable to stock issued as partial compensation for services rendered by our Chief Executive Officer during fiscal 2004,

▪ a decrease of $58,290 in accounts payable and accounts payable - related party, and

▪ a decrease of $12,413 in accrued expenses.

Net cash used by investing activities for fiscal 2004 was $2,678 as compared to net cash provided by investing activities of $849,932 for fiscal 2003. The change is primarily related to our acquisition of TISC in fiscal 2003.

Net cash used by financing activities for fiscal 2004 was $215,199 as compared to net cash provided by financing activities of $392,304 for fiscal 2003. The principal changes in cash provided (used) by financing activities from fiscal 2003 to fiscal 2004 which are unrelated to our discontinued operations include:

▪ a decrease of $83,000 in proceeds to us from the issuance of stock, and

▪ a decrease of proceeds from notes payable and related party notes of $263,731 that was partially offset by an increase of $62,302 in payment of notes payable and related party notes.

At December 31, 2004 we had an accumulated deficit of $10,256,314. The report from our independent registered public accounting firm on our audited financial statements at December 31, 2004 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our losses and working capital deficit. As discussed earlier in this report, we have discontinued our operations and are now seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing shareholders would be adversely affected.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for our company include the following:

Fixed assets. Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined on a straight-line basis over the expected useful lives. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment. All of our fixed assets were repossessed to pay secured debt during November 2004 (see Note 3 of the Notes to Consolidated Financial Statements appearing elsewhere in this report.)

Long-Lived Assets We adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale and addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. This requirement eliminates the previous (APB30) requirement that discontinued operations be measured at net realizable value or that entities include under discontinued operations in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

New Accounting Standards

On December 16, 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)), which is an amendment to SFAS No. 123, “Accounting for Stock- Based Compensation”. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and generally requires such transactions to be accounted for using a fair-value based method with the resulting cost recognized in the financial statements. SFAS 123(R) is effective for awards that are granted, modified or settled in cash during the first annual period beginning after June 15, 2005, or the year ending December 31, 2006 for our company. In addition, this new standard will apply to unvested options granted prior to the effective date. The effect of adoption of SFAS 123(R) is not anticipated to have a material impact on our company.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (SFAS 151). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that certain items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, or the year ending December 31, 2006 for our company. The effect of adoption of SFAS 151 is not anticipated to have a material impact on our company.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-sharing Transactions” (SFAS 152), which amends FASB statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (SOP 04-2). SFAS 152 also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, or the year ending December 31, 2006 for our company. The effect of adoption of SFAS 152 is not anticipated to have a material impact on our company.

In December 2004, the FASB issued SFAS No.153, “Exchange of Nonmonetary Assets” (SFAS 153). This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29 included certain exceptions to that principle and SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements for fiscal years beginning after June 15, 2005, or the year ending December 31, 2006 for our company. The effect of adoption of SFAS 151 is not anticipated to have a material impact on our company.

In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB 107), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. The effect of adoption of SAB 107 is not anticipated to have a material impact on our company.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Our adoption of FIN 47 had no impact on our company.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements" and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non- financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The effect of adoption of SFAS 154 is not anticipated to have a material impact on our company.

In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS 155), which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125." SFAS 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The effect of adoption of SFAS 155 is not anticipated to have a material impact on our company.

In March of 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities, and (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective for all servicing assets and liabilities as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The effect of adoption of SFAS 156 is not anticipated to have a material impact on our company.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48) - an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The effect of adoption of FIN 48 is not anticipated to have a material impact on our company.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements are contained in pages F-1 through F-25, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2004, the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

As of the evaluation date, our CEO who is our sole management and sole employee, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Name	Age	Position

Matthew P. Dwyer	41	Chief Executive Officer, Chief
		Financial Officer and sole director

Matthew P. Dwyer has been a member of our board of directors since January 12, 2004. He has served as Chief Executive Officer and Chief Financial Officer since April 22, 2004 and. He served as a Vice President and Secretary from January 12, 2004 to April 22, 2004. From October 2002 until January 2004, he served as a full-time consultant for Kina’ole Development Corporation, a Hawaii corporation. Mr. Dwyer provided advice to Kina’ole in connection with our acquisition of Kina’ole in January 2003, and, thereafter, continued to provide consulting services to Kina’ole in connection with potential acquisitions and financings. From May 2002 until October 2004, Mr. Dwyer was self-employed as a business consultant. In April 1999, Mr. Dwyer founded Wallstreet-Review, Inc. (“WALS.pk”), a financial consulting firm. He served as Chairman and Chief Executive Officer of Wallstreet-Review until November 2001, and, from November 2001 until May 2002, provided consulting services to it.

Our officers are elected annually at the first board of directors meeting following the annual meeting of shareholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

Directors' Compensation

We do not have an established compensation policy for our directors.

Director independence, Audit Committee of the Board of Directors and Audit Committee financial expert

As our Board of Directors is comprised of only one individual who also serves as our sole officer, we do not have any directors who are “independent” within the meaning of definitions established by the Securities and Exchange Commission. We anticipate that if we are successful in closing a business combination with an operating entity, our future Board of Directors may include members who are independent. We do not currently have any committees of our Board of Directors. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee of our Board of Directors.

Our sole director is not an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

▪ understands generally accepted accounting principles and financial statements,
▪ is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
▪ has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
▪ understands internal controls over financial reporting, and
▪ understands audit committee functions..

Code of Ethics

We have not yet adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote:

▪ honest and ethical conduct,
▪ full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
▪ compliance with applicable laws, rules and regulations,
▪ the prompt reporting violation of the Code, and
▪ accountability for adherence to the Code.

We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Ethics. If and to the extent that we adopt a Code of Ethics, we will file a copy of the Code of Ethics with the Securities and Exchange Commission, and will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to the our company at its principal offices. Inasmuch as our operations are managed by our sole officer and director, and there are, therefore, no effective checks and balances relative to the decisions made and actions taken by our sole officer and director, we do not believe that a Code of Ethics would provide a meaningful element of security to our security holders. We may adopt a Code of Ethics in the future as we expand our management structure to add additional employees.

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2004 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2004, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the above Board members failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2004 other than Mr. Matthew Dwyer who failed to report various grants of securities to him that were exempt under Rule 16b-3, as well as the disposition of securities by him during fiscal 2004. Mr. Dwyer failed to timely file 20 Form 4s covering 40 transactions.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the last three fiscal years for our Chief Executive Officer and each other executive officers serving as such (the “Named Executive Officers”) whose annual compensation exceeded $100,000.

Summary Compensation Table

		Annual Compensation			Long-term compensation

Name and principal				Other		Securities		All other
position				Annual	Restricted	underlying	LTIP	Compen-
	Fiscal	Salary	Bonus	Compen-	stock	options/	payouts	sation
	Year	($)	($)	sation $)	awards($)	SARs (#)	($)	($)

Matthew P. Dwyer[1]	2004	$165,000	$6,000	$0	$0	662,500	$0	$0

Philip C. Mistretta[2]	2004	$75,000	$0	$0	$0	0	$0	$0
	2003	$0	$0	$0	$0	0	$0	$0

Richard R. Dwyer [3]	2003	$33,000	$0	$0	$0	0	$0	$0

Scott Siegel[4]	2003	$0	$0	$0	$0	0	$0	$0

Martin Peskin [5]	2003	$0	$0	$0	$0	0	$0	$0

1 Mr. Matthew P. Dwyer has served as our Chief Executive Officer, Chief Financial Officer and a director since April 22, 2004. Mr. Dwyer's 2004 salary was paid to him through a combination of cash payments totaling $96,000 and the issuance of 375,000 shares of our common stock valued at $69,000. Other annual compensation paid to Mr. Dwyer in fiscal 2004 represents an expense allowance of $500 per month. During fiscal 2004 we granted Mr. Dwyer options to purchase a total of 662,500 shares of our common stock, of which 262,500 options were exercisable at $0.03 per share, 200,000 options were exercisable at $0.19 per share and the remaining 200,000 options were exercisable at $0.08 per share.

2 Mr. Mistretta served as our Chief Executive Officer from November 2003 until April 2004.

3 Mr. Richard R. Dwyer served as our Chief Executive Officer from August 2003 until November 2003.

4 Mr. Siegel serves as our Chief Executive Officer from March 2003 until August 2003.

5 Dr. Peskin served as our Chief Executive Officer from July 2003 until August 2003.

Employment Agreements

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

During May 2004, our CEO resigned and we amended the employment agreement of the Vice President to promote him to CEO and Chief Financial Officer. In recognition of the increased responsibilities undertaken his salary was increased from $120,000 per year to $180,000 per year and his stock options were increased from 62,500 shares per quarter to 200,000 shares per quarter. The options are fully vested, issued at the beginning of the quarter, exercisable for five year at the market price on the first day of the quarter.

During fiscal 2004 we issued a total of 375,000 shares of common stock in lieu of cash salary under the employment agreement valued at $69,000. In addition, we issued 662,500 shares of common stock for the exercise of all stock options related to the above employment agreement in conversion of related party payables totaling $60,875.

Consulting Agreement

On February 2, 2004, we entered into a consulting agreement with Richard R. Dwyer, our former Chief Executive Officer. The agreement was for an initial term of one year, subject to a six-month renewal term. Mr. Dwyer provided consulting services to us in the areas of corporate development, acquisitions and strategic planning. For his services, Mr. Dwyer received fully vested and exercisable two-year warrants to purchase 1,100,000 shares of our common stock at an exercise price of $.03 per share, plus warrants to purchase an additional 750,000 shares in the event the renewal term of the agreement becomes effective). The agreement contains provisions protecting the confidentiality of our proprietary information. The warrants to purchase 1,100,000 shares of our common stock granted as compensation under the initial term of the agreement were exercised by Mr. Dwyer through the conversion of accrued compensation totaling $33,000 due him for his services as President and CEO from August 2003 until November 2003. We recognized $157,000 in consulting expense in fiscal 2004 related to the grant of these warrants. In February 2005 we extended the term of the consulting agreement with Mr. Dwyer and as consideration granted him warrants to purchase an additional 750,000 shares of our common stock at an exercise price of $0.03 per share. Mr. Dwyer exercised the warrants in February 2005. The agreement expired in August 2005 pursuant to its terms.

Stock Option Information

The following table sets forth certain information with respect to stock options granted in fiscal 2004 to the Named Executive Officers.

Option Grants in Year Ended December 31, 2004
(individual grants)

Name	No. of Securities	% of Total	Exercise Price	Expiration Date
	Underlying	Options/SARs Granted
	Options/SARs Granted	to Employees in Fiscal
		Year

Matthew P. Dwyer	662,500	100%	(1)	(1)
Phillip C. Mistretta	0	n/a	n/a	n/a

(1)     Includes options to purchase 262,500 shares of our common stock with an exercise price of $0.03 per share, options to purchase 200,000 shares of our common stock with an exercise price of $0.19 per share and options to purchase 200,000 shares of our common stock with an exercise price of $0.08 per share.

The following table sets forth certain information regarding stock options held as of December 31, 2004 by the Named Executive Officers.

Aggregate Option Exercises in Year Ended December 31, 2004
and Year-End Option Values

Name	Shares	Value	No. of Securities Underlying		Value of Unexercised In-The-
	Acquired	Received	Unexercised Options at		Money Options at December 31,
	On Exercise	$	December 31, 2004		2004(1)

			Exercisable	Unexercisable	Exercisable	Unexercisable

Matthew Dwyer	662,500	$21,125	0	0	n/a	n/a
Phillip Mistretta	0	n/a	0	0	n/a	n/a

(1)     The value of unexercised in the money options at December 31, 2004 is calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options at fiscal year-end, respectively. At December 31, 2004 the closing price of our common stock as reported on the OTC Bulletin Board was $0.06 per share.

Stock Option Plans

2004 Equity Compensation Plan. On June 15, 2004, our Board of Directors authorized our 2004 Equity Compensation Plan (the "2004 Plan"). We have currently reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the 2004 Plan, and a maximum of 2,500,000 shares may be issued, unless the 2004 Plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and shareholders, as required. Subject to the limitation on the aggregate number of shares issuable under the 2004 Plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the 2004 Plan, although such shares may also be used by us for other purposes.

Under the 2004 Equity Compensation Plan the following types of stock-based awards may be made:

• non-qualified stock options;
• stock grants; and
• stock appreciation rights.

In addition, the 2004 Plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the committee, provided that no option may be exercisable more than 10 years after the date of its grant.

The 2004 Plan provides that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment shall be made in the number or kind of shares subject to the plan or subject to unexercised options and in the purchase price per share under such options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options.

All 2004 Plan options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee, except as provided by the board of the Committee. Options are also subject to termination by the Committee or the Board under certain conditions.

At December 31, 2004, no options had been granted under the 2004 Plan. At August 31, 2006, options covering 1,500,000 shares have been granted under the 2004 Plan.

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

Under the 2003 Omnibus Securities Plan the following types of stock-based awards may be made:

•  stock options (including incentive stock options and non-qualified stock options),
•  restricted stock awards;
•  unrestricted stock awards; and
•  performance stock awards.

Our employees and those of any subsidiary are eligible to be granted awards under the 2003 Omnibus Securities Plan at the discretion of the Board of Directors. The 2003 Omnibus Securities Plan is currently administered by the Board of Directors. In the future, the Board of Directors may form a Compensation Committee to administer the 2003 Omnibus Securities Plan. The plan administrator has discretion to:

•  select the persons to whom awards will be granted;
•  grant Awards under the 2003 Omnibus Securities Plan;
•  determine the number of shares to be covered by each Award;
•  determine the nature, amount, pricing, timing and other terms of the Award;
•	interpret, construe and implement the provisions of the 2003 Omnibus Securities Plan (including the authority to adopt rules and regulations for carrying out the purposes of the plan); and
•  terminate, modify or amend the 2003 Omnibus Securities Plan.

In general, the awards under the 2003 Omnibus Securities Plan, will be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from an increase, decrease or exchange in the outstanding shares of common stock or additional shares or new or different shares are distributed through merger, consolidation, sale or exchange of all or substantially all of our assets, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, spin-off or other distribution with respect to such shares.

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

At each of December 31, 2004 and August 31, 2006, awards covering 625,000 shares had been made under the 2003 Omnibus Securities Plan.

Total Identity Corp. 2003 Non-Qualified Stock Option and Grant Plan. On May 2, 2003, our Board of Directors approved, declared it advisable and in our best interests and directed that there be submitted to the holders of a majority of our voting stock the Total Identity Corp. 2003 Non-Qualified Stock Grant and Option Plan (the "2003 Non-Qualified Securities Plan"). On May 2, 2003, the Board of Directors approval of the 2003 Non-Qualified Securities Plan was ratified by written consent of a majority of our voting stock On November 14, 2003, the Board of Directors increased the number of shares available for issuance under the 2003 Non-Qualified Securities Plan to 3,000,000 shares, and on January 12, 2004 increased the number of shares available for issuance to 5,200,000 shares.

Under the 2003 Non-Qualified Securities Plan, the following types of stock-based awards:

•  stock options (non-qualified stock options); and
•  stock awards (restricted, unrestricted or performance-based).

Our key employees (including employees who are also directors or officers), directors and consultants are eligible to be granted awards under the 2003 Non-Qualified Securities Plan at the discretion of the Board of Directors. Selected consultants may participate in the 2003 Non-Qualified Securities Plan if:

•  the consultant renders bona fide services to us or one of our subsidiaries;
•  the services rendered by the consultant are not in connection with the offer or sale of securities in a capital-raising transaction and do not directly or indirectly promote or maintain a market for our securities; and
•  the consultant is a natural person who has contracted directly with us or a subsidiary to render such services.

The 2003 Non-Qualified Securities Plan currently is administered by our Board of Directors, but at the Board’s election, a committee may be appointed by the Board of Directors. The Board of Directors or any committee appointed by the Board of Directors has full authority, in its discretion, to:

•  select the persons to whom awards will be granted;
•  grant awards under the 2003 Non-Qualified Securities Plan;
•  determine the number of shares to be covered by each award;
•  determine the nature, amount, pricing, timing and other terms of the award;
•	interpret, construe and implement the provisions of the 2003 Non-Qualified Securities Plan (including the authority to adopt rules and regulations for carrying out the purposes of the plan); and
•  terminate, modify or amend the 2003 Non-Qualified Securities Plan.

In general, awards under the 2003 Non-Qualified Securities Plan, will all be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from an increase, decrease or exchange in the outstanding shares of common stock or additional shares or new or different shares are distributed through merger, consolidation, sale or exchange of all or substantially all of our assets, or our reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, spin-off or other distribution with respect to our shares.

Under the 2003 Non-Qualified Securities Plan the Board of Directors may grant non-qualified stock options. Non-qualified stock options may be granted for such number of shares of common stock as the Board of Directors determines, so long as such number of shares does not exceed the amount permitted under the plan. The exercise price for each stock option is determined by the Board of Directors. No stock option may be exercised after the expiration of ten years from the date of grant. Subject to the foregoing and the other provisions of the 2003 Non-Qualified Securities Plan, stock options may be exercised at such times and in such amounts and be subject to such restrictions and other terms and conditions, if any, as determined by the Board of Directors. Restricted stock may also be awarded by the Board of Directors subject to such terms, conditions and restrictions, if any, as it deems appropriate.

At each of December 31, 2004 and August 31, 2006, awards covering 5,100,000 shares had been made under the 2003 Non-Qualified Securities Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At August 31, 2006, there were 27,392,510 shares of our common stock issued and outstanding. The following table sets forth, as of that date information known to us relating to the beneficial ownership of these shares by:

-  each person who is the beneficial owner of more than 5% of the outstanding shares of the class of stock;
- each director;
- each executive officer; and
- all executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 1007 North Federal Highway, Suite D-6, Fort Lauderdale, Florida 33304. We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from August 31, 2006 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of that date have been exercised or converted.

Name of	Amount and Nature of	Percentage
Beneficial Owner	Beneficial Ownership	of Class

Matthew P. Dwyer[13]	6,407,835	22.3%
All officers and directors as
a group (one person)1 3	6,407,835	22.3%
Cindy Dolgin [2]	5,750,000	21.0%
Manny Losada	1,650,000	6.0%
Dr. Martin Peskin [3]	3,000,000	11.0%

*  represents less than 1%

1 Includes options to purchase an aggregate of 1,400,000 shares of our common stock with exercise prices ranging from $0.01 to $0.10 per share granted to him pursuant to the terms of his employment agreement, 1,862,500 shares owned by AFAB, Inc. and 145,335 shares owned by Wall Street Review. Mr. Dwyer has voting and dispositive control over securities held by these entities.

2 Excludes 500,000 shares owned by Mr. Neil Dolgin, the spouse of Mrs. Cindy Dolgin. Mr. Dolgin was an executive officer and director of our company from April 2003 until November 2004.3 Mr. Dwyer has entered into an agreement with Dr. Peskin to sell him 3,000,000 shares of common stock held by Mr. Dwyer.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 28, 2002, our then-principal stockholder, Marc Douglas, entered into a stock purchase agreement pursuant to which Mr. Douglas agreed to sell, through a series of transactions, all 250,000 shares of our Series A Preferred Stock owned by him and to cancel 156,717 shares of common stock owned by him in exchange for a promissory note to Mr. Douglas in the principal amount of $150,000 due 120 days from the closing. The Series A Preferred Stock sold by Mr. Douglas represented 100% of the outstanding Series A Preferred Stock and, after cancellation of the 156,717 shares of common stock owned by Mr. Douglas and his affiliates as discussed below, represented 56% of the voting control of our company. The closing for the sale took place upon the satisfaction of all closing conditions on December 18, 2002.

In conjunction with the sale of Mr. Douglas' Series A Preferred Stock, our then-current directors resigned from the Board and William Michael Sessions and John W. Meyers were appointed to the Board. In addition, Mr. Sessions was appointed to serve as our CEO and Secretary and Mr. Meyers was appointed to serve as our COO and Treasurer.

In connection with the sale of his Series A Preferred Stock, Mr. Douglas also cancelled 156,717 shares of our common stock and 60,500 options and warrants to acquire the common stock owned by him and his affiliates. Our new Board of Directors assigned to Mr. Douglas and his affiliates $675,000 of the outstanding principal balance of the $1,175,000 purchase note payable to us by an entity controlled by Mr. Douglas. In connection with this transaction, we entered into a five-year consulting agreement with Mr. Douglas whereby he agreed to provide us advice regarding strategies for development and expansion of our business, including with respect to mergers and acquisitions, in exchange for the consulting agreement. We have written off the remaining $500,000 of the note receivable from the former stockholder as of December 29, 2002. This balance was written off based on management's decision not to engage Mr. Douglas for any consulting services on our behalf subsequent to December 29, 2002. As a result of this transaction there was both a change of voting control of our company and a change in its management, including its Board of Directors.

On October 24, 2002, we issued 41,667 shares of our common stock, with restrictive legend, to Marc Douglas. Our Board of Directors approved this issuance during the second quarter of fiscal year ended December 29, 2002. This issuance was made pursuant to an agreement entered into in May 2002, between our company and Thrift Ventures, Inc., a company controlled by Mr. Douglas, a then officer and director of our company, whereby Thrift Ventures, Inc. agreed to prepay an initial interest payment of $98,926 on a purchase note between our company and Thrift Ventures, Inc. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

On January 31, 2003, we acquired 100% of the outstanding stock of Kina'ole Development Corporation, a Hawaiian corporation, from William Michael Sessions and John W. Meyers, both of whom were officers and directors of our company at the time of the transaction. In exchange for Kina'ole's shares, we issued Mr. Sessions and Mr. Meyers each 250,000 shares of our Series B Convertible Preferred Stock. On September 30, 2003 we entered into an agreement with Messrs. Sessions and Meyers to exchange the 500,000 shares of Series B Convertible Preferred Stock for 100% of the securities of Kina'ole Development Corporation. In addition, upon settlement of a then pending lawsuit we agreed to issue an additional 120,000 shares of our common stock to Messrs. Sessions and Meyers and to pay certain obligations to these individuals in the amount of $13,500. All operations of Kina'ole Development Corporation are included in discontinued operations as of December 31, 2003.

On February 21, 2003, we entered into a Stock Purchase Agreement with Messrs. Sessions and Meyers, and Mr. Scott Siegel, whereby we agreed to issue 1,050,000 shares of our common stock to Mr. Siegel, and Mr. Sessions and Mr. Meyers transferred 250,000 shares of Series A Preferred Stock to Mr. Siegel, all in exchange for Mr. Siegel agreeing to pay approximately $72,500 of our outstanding liabilities and $150,000 for outstanding amounts owed by Mr. Sessions and Mr. Meyers to Marc Douglas. On March 5, 2003, Mr. Sessions and Mr. Meyers resigned as directors of our company and Mr. Siegel, who was not a related party to our company at the time of the transaction, became an officer and director.

On May 13, 2004, we entered into an agreement with Mr. Siegel resolving certain disputes that had arisen relating to the ownership of 1,050,000 shares of our common stock and 250,000 shares of our Series A Preferred Stock. Under the terms of the agreement:

•  Mr. Siegel retained 250,000 shares of common stock originally acquired by him on February 21, 2003, at an agreed upon purchase price of $.03 per share and 800,000 shares of common stock issued to Mr. Siegel under the February 21, 2003 stock purchase agreement were surrendered to us and canceled. The Series A Preferred Stock was surrendered to us and canceled;

•  We agreed to pay Mr. Siegel $35,265, plus $7,000 less an amount equal to our legal fees in settlement of this matter. As our legal fees in this matter exceeded $7,000, the amount payable to Mr. Siegel at December 31, 2004 was $35,265. The amount payable to Mr. Siegel was to be paid (a) one-third for each million dollars in financing raised by us after June 27, 2004 or (b) pro-rata to the extent that our other officers or directors receive repayment of indebtedness from third-party financing obtained by us subsequent June 27, 2004; and

•	Mr. Siegel resigned as a director effective May 13, 2004.

In October 2003 we issued a $150,000 principal amount 12% secured debenture to Argilus Capital, LLC which was due on January 10, 2004. The funds to satisfy the debenture were to be provided to us from the net proceeds of a $1,000,000 private placement. The terms of this debenture provided that as additional consideration we were to issue or cause to be issued to Argilus Capital, LLC 400,000 freely tradeable shares of our common stock. If the debenture was not paid when due because of a failure to complete the private offering, the 400,000 shares of our common stock would be used by the holder to satisfy our obligations under the debenture and thereafter release us from any obligation related thereto. Mr. Matthew Dwyer, who was then a shareholder of our company, transferred 400,000 shares of our common stock that he owned to Argilus Capital, LLC pursuant to this requirement. The private offering was never completed and as a result Argilus Capital, LLC was entitled to the 400,000 shares. In March 2004 we issued Mr. Dwyer, who was then an officer and director of our company, 400,000 shares valued at $76,000, in replacement of the shares he had transferred to Argilus Capital, LLC on our behalf.

On January 16, 2004 we borrowed $50,000 from Mrs. Cindy Dolgin, the wife of Mr. Neil Dolgin who was then an officer and director of our company. The funds were used by us for working capital. As an inducement to loan us the money we issued Mrs. Dolgin 250,000 shares of our common stock valued at $45,000. The note carried a 45 day term with interest at 8% per annum and contained a penalty cause requiring us to issue 5,000 shares of our common stock per day from the due date of February 28, 2004 of the note until such time as the note is paid in full. In addition, the note provided that should Mrs. Dolgin elect to convert the note into equity and invest an additional $200,000 into our company prior to the due date of the note, the note would be convertible at $0.25 per share. No such election was ever made. On October 26, 2004 we made a $10,000 payment to Mrs. Dolgin. At December 31, 2004 we owed Mrs. Cindy Dolgin, presently a principal shareholder of our company, $40,000 under the note. In March 2006 the note was converted into 4,000,000 shares of our common stock at a conversion rate of $0.01 per share. We issued Mrs. Dolgin an additional 1,500,000 shares of our common stock valued at $15,000 as a penalty for failure to pay the note when due.

During fiscal 2004 we issued Mr. Matthew Dwyer, our President and CEO, options to purchase 262,500 shares of our common stock with an exercise price of $0.03 per share, options to purchase 200,000 shares of our common stock with an exercise price of $0.19 per share and options to purchase 200,000 shares of our common stock with an exercise price of $0.08 per share as additional compensation under this employment agreement. Mr. Dwyer exercised these options through the conversion of working capital advances he had made us totaling $60,875 as described below.

During each of fiscal 2003 and fiscal 2004 from time to time Mr. Matthew Dwyer has lent our company funds for working capital. Generally the loans do not bear interest and there is no fixed term for repayment. During fiscal 2003 he lent us a total of $180,937, all of which was outstanding at December 31, 2003. During fiscal 2004 he lent us an additional $15,906. During fiscal 2004 we repaid Mr. Dwyer approximately $92,402 and he utilized an additional $60,875 due him for working capital advances as payment for the exercise price of options granted under his employment agreement as described above. At December 31, 2004 we owned him approximately $43,566.

In February 2005, we issued 500,000 shares of our common stock to Wall Street-Review Financial Services, Inc., an affiliate of our CEO Mr. Dwyer, for an aggregate purchase price of $25,000. The shares were valued at $0.05 per share which was the fair market value of our common stock on the date of issuance. In February 2005 we also issued 395,335 shares of our common stock to Wall Street Review Financial Services, Inc. in satisfaction of debt of $15,813.

On June 23 2006, $30,000 of related party accounts payable due by us to Mr. Matthew Dwyer, our CEO, was converted into 3,000,000 shares of common stock at a market price of $0.01 per share.

On April 7, 2006 we borrowed $40,000 from Mr. Manny Losada, a principal shareholder of our company, under the terms of a note bearing interest at 2% per month which is due on September 30, 2006. As additional consideration for the loan, in June 2006 we issued Mr. Losada 800,000 shares of our common stock valued at $8,000. We granted Mr. Losada piggy back registration rights covering these securities.

In June 2006 we borrowed an additional $25,000 from Mr. Losada which bears interest at 12% per annum and was due on July 31, 2006. As additional consideration for the loan we issued Mr. Losada 100,000 shares of our common stock valued at $1,000. The amount of the loan remains outstanding as of August 31, 2006.

PART IV

ITEM 13. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO. DESCRIPTION
3.1.1	Amended and Restated Articles of Incorporation (1)
3.1.2	Statement of Designation of Series A Preferred Stock (2)
3.2	Amended and Restated By-Laws (3)
3.3	Articles of Amendment filed June 30, 2004. (23)
3.4	Articles of Amendment filed July 1, 2004 (24)
3.5	Articles of Amendment dated June 25, 2004 (28)
3.6	Articles of Amendment dated June 25, 2004 (29)
10.1	2003 Omnibus Securities Plan, as amended (4) **

10.2	2003 Non-Qualified Stock Grant and Option Plan, as amended (5) **
10.3	Stock Purchase Agreement dated October 13, 2003 by and between Total Identity Corp. and Total Identity Systems Corp. (6)
10.4	Stock Purchase Agreement dated October 13, 2003 by and between Total Identity Corp. and Robert David (7)
10.5	Employment Agreement dated October 13, 2003 by and between Charles Finzer and Total Identity Corp. (8)**
10.6	Employment Agreement dated October 13, 2003 by and between Robert David and Total Identity Corp. (9)**
10.7	Promissory Note dated October 13, 2003 from Total Identity Systems Corp. to Robert David (10)
10.8	Pledge Agreement dated October 13, 2003 by and between Total Identity Corp. and Robert David (11)
10.9	Lease Agreement dated October 13, 2003 by and between Total Identity Systems Corp. and 2340 Townline Road Corporation (12)
10.10	Amendment No. 1 to the Common Stock Purchase Agreement dated February 23, 2004 by and between Total Identity Corp., Total Identity Systems Corp. and Robert David (13)
10.11	Amendment No. 1 to Common Stock Purchase Agreement dated February 23, 2004 by and between Total Identity Corp. and Robert David (14)
10.12	Amended and Restated Promissory Note dated February 23, 2004 (15)
10.13	Amended and Restated Pledge Agreement dated February 23, 2004 (16)
10.14	Lease Agreement dated February 23, 2004 (17)
10.15	Consulting Agreement dated February 23, 2004 by and between Total Identity Corp. and Robert David (18)**
10.16	Amended and Restated Pledge Agreement dated February 23, 2004 by and between Total Identity Corp., Robert David and Shapiro, Rosenbaum, Liebschultz and Nelson, LLP (19)
10.17	Employment Agreement dated February 23, 2004 with Matthew P. Dwyer (20)**
10.18	Consulting Agreement dated February 2, 2004 with Richard R. Dwyer (21) **
10.19	Settlement Agreement dated May 13, 2004 between Scott Siegel and Total Identity Corp. (22)
10.20	Employment Agreement with Jeffrey Hoffman (25)**
10.21	2004 Equity Compensation Plan (26)**
10.22	Agreement dated June 17, 2005 between Total Identity Corp. and WallStreet-Review Financial Services, Inc. (27) **
10.23	8% Note in the principal amount of $50,000 dated January 16, 2004 issued to Ms. Cindy Dolgin *
10.24	Note in the principal amount of $40,000 dated April 7, 2006 issued to Mr. Manuel B. Losada *
10.25	Note in the principal amount of $72,031 dated May 11, 2006 issue to Tripp Scott, P.A. *
21.1	Subsidiaries of the registrant *
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer *

*	filed herewith
**	compensatory agreement

(1)	Incorporated by reference to Exhibit 3.1 to the registration statement on Form SB-2 filed on April 14, 2000.
(2)	Incorporated by reference to Exhibit 4.1 to the registration statement on Form SB-2 filed on April 14, 2000.
(3)	Incorporated by reference to Exhibit 3.2 to the registration statement on Form SB-2 filed on April 14, 2000.
(4)	Incorporated by reference to Exhibit 10.1 to the annual report on Form 10-KSB for the fiscal year ended December 31, 2003.
(5)	Incorporated by reference to Exhibit 10.2 to the annual report on Form 10-KSB for the fiscal year ended December 31, 2003.
(6)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2003.
(7)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 28, 2003.
(8)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 28, 2003.
(9)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 28, 2003.
(10)	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 28, 2003.
(11)	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on October 28, 2003.
(12)	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 28, 2003.
(13)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 24, 2004.
(14)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 24, 2004.
(15)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 24, 2004.
(16)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 24, 2004.
(17)	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 24, 2004.
(18)	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 24, 2004.
(19)	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 24, 2004.
(20)	Incorporated by reference to Exhibit 10.17 to the annual report on Form 10-KSB for the fiscal year ended December 31, 2003.
(21)	Incorporated by reference to Exhibit 10.18 to the annual report on Form 10-KSB for the fiscal year ended December 31, 2003.
(22)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 20, 2004.
(23)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 24, 2004.

(24)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on September 24, 2004.
(25)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 24, 2004.
(26)	Incorporated by reference to Exhibit 10.1 to the registration statement on Form S-8 filed on February 11, 2005.
(27)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2005.
(28)	Incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-QSB/A for the period ended June 30, 2004.
(29)	Incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-QSB/A for the period ended June 30, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

HJ & Associates, LLC. served as our independent registered public accounting firm for fiscal 2004 and fiscal 2003. The following table shows the fees that were billed for the audit and other services provided by this firm for the 2004 and 2003 fiscal years.

	Fiscal 2004	Fiscal 2003

Audit Fees	$12,500	$55,382
Audit-Related Fees	2,500	3,705
Tax Fees	0	0
All Other Fees	4,000	2,127
TOTAL	$19,000	$61,214

Audit Fees— This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees— This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees— This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees— This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2004 were pre-approved by the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Total Identity Corp.

September 13, 2006	By: /s/ Matthew P. Dwyer
Matthew P. Dwyer, CEO, CFO and President, principal executive officer and principal financial and accounting officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew P. Dwyer	CEO, Chief Financial Officer,	September 13, 2006
Matthew P. Dwyer	President and director

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

F1

C O N T E N T S

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheet	F4

Consolidated Statements of Operations	F6

Consolidated Statements of Stockholders’ Equity (Deficit)	F7

Consolidated Statements of Cash Flows	F9

Notes to the Consolidated Financial Statements	F11

F2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Total Identity Corporation and Subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Total Identity Corporation and Subsidiaries as of December 31, 2004 , and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statement based on our audits.

We conducted our audits in accordance with the standards of the Public Company accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Identity Corporation and Subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the consolidated financial statements, the Company's deficit in working capital and losses raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 7.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
August 8, 2006

F3

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

December 31,
2004

CURRENT ASSETS

Cash	$2,824
Prepaid expenses	4,080

Total Current Assets	6,904

TOTAL ASSETS	$6,904

The accompanying notes are an integral part of these consolidated financial statements.
F4

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

December 31,
2004

CURRENT LIABILITIES

Accounts payable	$142,644
Accounts payable- related party (Note 5)	47,174
Accrued expenses	1,500
Convertible debenture (Note 4)	125,000
Notes payable (Note 4)	25,000
Notes payable- related party (Notes 4 and 5)	100,452

Total Current Liabilities	441,770

TOTAL LIABILITIES	441,770

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series “A” $0.01 par value,
1,500,000 shares authorized; -0- shares
issued and outstanding	-
Preferred stock, Series “B” $0.01 par value,
500,000 shares authorized; -0- issued and outstanding	-
Common stock, $0.01 par value, 30,000,000 shares
authorized; 15,347,171 shares issued and outstanding	153,471
Additional paid-in capital	9,667,977
Accumulated deficit	(10,256,314)

Total Stockholders’ Equity (Deficit)	(434,866)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$6,904
The accompanying notes are an integral part of these consolidated financial statements.
F5

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2004	2003

REVENUE	$-	$-

COST OF SALES	-	-

GROSS MARGIN	-	-

EXPENSES

Consulting fees	659,136	2,704,037
Salaries and wages	264,375	2,000
Selling, general and administrative	111,380	309,484

Total Expenses	1,034,891	3,015,521

LOSS FROM OPERATIONS	(1,034,891)	(3,015,521)

OTHER INCOME (EXPENSE)

Interest expense	(74,518)	(24,130)
Loss on settlement	-	(185,000)
Gain (Loss) on extinguishments of debt	70,000	(1,950,500)

Total Other Income (Expense)	(4,518)	(2,159,630)

LOSS BEFORE DISCONTINUED OPERATIONS	(1,039,409)	(5,175,151)

DISCONTINUED OPERATIONS (NOTE 3)	515,472	(611,063)

NET LOSS	$(523,937)	$(5,786,214)

BASIC INCOME (LOSS) PER SHARE

Loss per share before discontinued operations	$(0.06)	$(0.85)
Income (loss) per share on discontinued operations	0.03	(0.10)

NET LOSS PER SHARE	$(0.03)	$(0.95)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,229,431	6,088,123
The accompanying notes are an integral part of these consolidated financial statements.
F6

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-in
	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, fiscal 2002	250,000	$2,500	189,671	$1,896	$3,850,664	$(3,946,163)

Series B preferred stock
issued in acquisition of Kina
‘Ole Development Corporation	500,000	5,000	-	-	(189,777)	-

Common stock issued for
consulting services	-	-	2,995,000	29,950	1,482,800	-

Common stock issued as
incentive for loan to
Company	-	-	50,000	500	17,500	-

Common stock issued as
incentive for loan to
Company	-	-	25,000	250	8,750	-

Common stock issued for
Debt	-	-	6,050,000	60,500	2,001,000	-

Warrants issued to consultants
for services rendered	-	-	-	-	1,227,875	-

Common stock issued for
conversion of warrants	-	-	2,900,000	29,000	54,000	-

Spin-off of Kina ‘Ole
Development Corporation	(500,000)	(5,000)	-	-	317,290	-

Stock issued for acquisition	-	-	250,000	2,500	-	-

Consolidated net loss for
the year ended December
31, 2003	-	-	-	-	-	(5,786,214)

Balance, December 31, 2003	250,000	2,500	12,459,671	124,596	8,770,102	(9,732,377)

Series A preferred stock
Retired in settlement	(250,000)	(2,500)	-	-	2,500

Common stock issued for
consulting services	-	-	1,700,000	17,000	263,000	-

Common stock issued for
salaries	-	-	375,000	3,750	65,250	-

Common stock issued as
incentive for loan to
Company	-	-	250,000	2,500	42,500	-

Common stock issued for
purchase of subsidiary	-	-	200,000	2,000	28,000	-

Common stock issued for
conversion of debt	-	-	400,000	4,000	72,000	-

Balance forward	-	$-	15,384,671	$153,846	$9,243,352	$(9,732,377)

The accompanying notes are an integral part of these consolidated financial statements.
F7

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

					Additional
	Preferred Stock		Common Stock		Paid-in
	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance forward	-	$-	15,384,671	$153,846	$9,243,352	$(9,732,377)

Common stock issued for
warrant exercise	-	-	1,100,000	11,000	22,000	-

Common stock issued for
option exercise	-	-	662,500	6,625	54,250	-

Common stock cancelled	-	-	(1,800,000)	(18,000)	18,000	-

Stock warrants issued for services	-	-	-	-	157,000	-

Stock options issued for salary	-	-	-	-	99,375	-

Contribution of capital	-	-	-	-	74,000	-

Consolidated net loss for
the year ended December
31, 2004	-	-	-	-	-	(523,937)

Balance, December 31, 2004	-	$-	15,347,171	$153,471	$9,667,977	$(10,256,314)
The accompanying notes are an integral part of these consolidated financial statements.
F8

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2004	2003

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(523,937)	$(5,786,214)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization - discontinued operations	229,475	43,638
(Gain) on extinguishments of debt	(70,000)	-
Loss on extinguishments of debt - discontinued	45,453	1,949,500
Stock issued for services, salary and interest	394,000	2,581,138
Stock options issued for salary	99,375	-
Stock warrants issued for services	157,000	-
(Gain) on discontinued operations	(663,852)	-
Changes in assets and liabilities:
(Increase) decrease in receivables - discontinued	(231,005)	24,508
(Increase) decrease in inventory - discontinued	142,847	(45,619)
(Increase) in prepaid assets	(4,080)	-
(Increase) decrease in other assets - discontinued	88,801	(30,359)
(Decrease) in accounts payable and
accounts payable - related party	(58,290)	-
Increase in accounts payable - discontinued	236,618	849,494
(Decrease) in warranty payable - discontinued	-	(450,976)
Increase (Decrease) in customer deposit payable - discontinued	190,509	(242,488)
(Decrease) in accrued expenses	(12,413)	-
Increase (decrease) in accrued expenses - discontinued	200,200	(139,477)

Net Cash Provided (Used) by Operating Activities	220,701	(1,246,855)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of subsidiary	-	851,382
Purchase of property and equipment - discontinued	(2,678)	(1,450)

Net Cash Provided (Used) by Financing Activities	(2,678)	849,932

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	83,000
Payment on bank overdraft - discontinued	25,480	(95,985)
Payment on notes payable - discontinued	(320,235)	-
Proceeds from notes payable and related party notes	210,000	473,431
Payment of notes payable and related party notes	(130,444)	(68,142)

Net Cash Provided (Used) by Financing Activities	(215,199)	392,304
INCREASE (DECREASE) IN CASH	2,824	(4,619)
CASH AT BEGINNING OF PERIOD	-	4,619

CASH AT END OF PERIOD	$2,824	$-

F9

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2004	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

CASH PAID FOR:

Interest	$160,490	$-
Income taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Stock issued for services, salary and interest	$394,000	$2,581,138
Stock options issued for salary	$99,375	$-
Stock warrants issued for services	$157,000	$-
Stock issued for debt	$199,875	$428,500

F10

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Organization

Total Identity Corporation (the “Company” or “TIC”), was organized in the State of Florida on July 22, 1991 for the purpose of managing the operations of retail thrift stores which offered for sale new and used articles of clothing, furniture, miscellaneous household items and antiques. Through its wholly owned subsidiaries, the Company operated six retail thrift stores that offered new and used articles of clothing, furniture, miscellaneous household items and antiques, and an Internet subsidiary which operated a business-to-consumer site that offered collectibles, art and antiques on a limited basis, until August 27, 2001, when the sale of these business units to the Company’s President and principal stockholder was complete. This transaction had been approved by the Company’s stockholders (with all shares held by the President and his affiliates voting with the majority of all other outstanding shares) at the annual meeting held on August 13, 2001.

On October 13, 2003, the Company purchased all of the outstanding stock of Total Identity Systems Corporation (“TIS”) (Note 3). TIS was incorporated on February 16, 1982 in the State of New York, under the name of Total Energy Services Corporation. On August 23, 1996, the Company changed its name to Total Identity Systems Corporation. On October 20, 1999, the Company began also operating under the name of Empire/Forster Sign & Awning. The Company designed, manufactured, and installed custom awnings and signs until November 24, 2004, when Mercantile and Traders Trust Company (M&T Bank) exercised rights given to it in a promissory note and other loan agreements, sweeping TIS’s accounts and applying them to the outstanding indebtedness of TIS to M&T Bank. M&T Bank also took control of all mail to TIS and all assets at TIS’s Rochester, New York facility to satisfy TIS’s indebtedness to M&T Bank. As a result of actions by M&T Bank, TIS’s operations have ceased and its results of operations are treated as discontinued operations as of November 30, 2004.

Effective January 27, 2003, the Company’s common stock underwent a 1 for 10 reverse stock split. The effect of the reverse stock split has been retroactively reflected in the consolidated financial statements for all fiscal periods presented.

b.	Basis of Presentation

The Company uses the accrual method of accounting for financial purposes and has elected December 31 as its year-end.

c.	Principles of Consolidation

The consolidated financial statements as of December 31, 2004 and 2003 include those of Total Identity Corporation and its wholly-owned subsidiaries Total Identity Systems Corporation, Total Digital Communications, Inc. (f.k.a. Total Digital Displays, Inc.) and Total Identity Group, Inc. All significant intercompany accounts and transactions have been eliminated.

d.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosers. Accordingly, actual results could differ from those estimates.

e.	Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined on a straight-line basis over the expected useful lives.

The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment.
F11

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

All fixed assets of the Company were repossessed to pay secured debt during November 2004 (see Note 3)

f.	Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale and addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. This requirement eliminates the previous (APB30) requirement that discontinued operations be measured at net realizable value or that entities include under discontinued operations in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

g.	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

h.	Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable and collection is reasonably assured.

i.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2004 and 2003 was $-0- and $87,860, respectively.

j.	Recent Accounting Pronouncements

On December 16, 2004 the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)), which is an amendment to SFAS No. 123, “Accounting for Stock- Based Compensation”. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and generally requires such transactions to be accounted for using a fair-value based method with the resulting cost recognized in the financial statements. SFAS 123(R) is effective for awards that are granted, modified or settled in cash during the first annual period beginning after June 15, 2005, or the year ending December 31, 2006 for the Company. In addition, this new standard will apply to unvested options granted prior to the effective date. The effect of adoption of SFAS 123(R) is not anticipated to have a material impact on the Company.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (SFAS 151). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that certain items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, or the year ending December 31, 2006 for the Company. The effect of adoption of SFAS 151 is not anticipated to have a material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-sharing Transactions” (SFAS 152), which amends FASB statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (SOP 04-2). SFAS 152 also
F12

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, or the year ending December 31, 2006 for the Company. The effect of adoption of SFAS 152 is not anticipated to have a material impact on the Company.

In December 2004, the FASB issued SFAS No.153, “Exchange of Nonmonetary Assets” (SFAS 153). This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29 included certain exceptions to that principle and SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements for fiscal years beginning after June 15, 2005, or the year ending December 31, 2006 for the Company. The effect of adoption of SFAS 151 is not anticipated to have a material impact on the Company.

l.	Recent Accounting Pronouncements (Continued)

In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB 107), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. The effect of adoption of SAB 107 is not anticipated to have a material impact on the Company.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The effect of adoption of FIN 47 is not anticipated to have a material impact on the Company.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements" and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non- financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The effect of adoption of SFAS 154 is not anticipated to have a material impact on the Company.

In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments"

(SFAS 155), which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for
F13

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125." SFAS 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The effect of adoption of SFAS 155 is not anticipated to have a material impact on the Company.

In March of 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125," with respect to the accounting for separately recognized servicing assets and

l. Recent Accounting Pronouncements (Continued)

servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities, and (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective for all servicing assets and liabilities as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The effect of adoption of SFAS 156 is not anticipated to have a material impact on the Company.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The effect of adoption of FIN 48 is not anticipated to have a material impact on the Company.

m.	Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended
	December 31,
	2004	2003

Loss before discontinued operations	$(1,039,409)	$(5,175,151)
Discontinued operations	515,472	(611,063)

Net loss	$(523,937)	$(5,786,214)

Weighted average number of shares outstanding	15,229,431	6,088,123

Loss per share before discontinued operations	$(0.06)	$(0.85)
Income (Loss) per share on discontinued operations	0.03	(0.10)

Total loss per share	$(0.03)	$(0.95)
F14

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net loss per share is computed in accordance with SFAS No. 128, “Earning Per Share”, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. During each year presented the Company has outstanding equity instruments

m.	Basic Loss Per Share (Continued)

which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive.

n.	Provision for Taxes

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

Net deferred tax assets and liabilities consist of the following components as of December 31, 2004:

2004
Deferred tax assets:
NOL Carryover	$1,557,600

Deferred tax liabilities:	-

Valuation allowance	(1,557,7600)

Net deferred tax assets and liabilities	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December 31, 2004 due to the following:

2004

Book income (loss)	$(204,335)
Stock for services/options expense	253,645
Loss on extinguishment	17,725
(Gain) on extinguishment	(21,709)
Meals and entertainment	1,630
Utilized net operating loss	(46,956)

$-

At December 31, 2004, the Company had net operating loss carryforwards of approximately $3,900,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.
F15

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n.	Provision for Taxes

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

o.	Change in Authorized Shares and Par Value

On May 2, 2003, the Company amended its Articles of Incorporation and increased its authorized shares from 1,500,000 to 30,000,000 and changed its par value to $0.01 from $0.10. The consolidated financial statements have been retroactively adjusted for the change in par value.

p.	Reclassification of Prior Year Balances

The classification of certain balances within the consolidated financial statements for the year ended December 31, 2003 have been changed to be consistent with the classification of the consolidated financial statements for the year ending December 31, 2004.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Litigation

During 2002, TIS was a defendant in two lawsuits. The first lawsuit was settled for $12,650 and paid to the plaintiff in November 2003. The second lawsuit was settled for $8,500 and paid in July 2003.

On May 4, 2004 a judgment was granted against the Company in a lawsuit filed in the Superior Court for Orange County, California. The suit sought collection of legal fees and costs totaling $50,714 including accrued interest at the rate of 10% per annum, attorney’s fees and court costs. A total of $53,632 is included in accounts payable at December 31, 2004.

Consulting Agreements

During January 2004, the Company entered into a two year consulting agreement with an individual. The agreement called for the issuance of 1,250,000 fully vested shares of common stock as compensation for business consulting services.

During October 2004, the Company entered into a one year consulting agreement with a company. The agreement called for the payment of $4,000 per month and a one-time issuance of 450,000 shares of fully vested common stock for business consulting services. The agreement was subsequently terminated prior to December 31, 2004.

During October 2004, the Company entered into a three month consulting agreement with a company. The agreement called for the payment of $20,000 per month for business consulting services. The agreement was subsequently terminated prior to December 31, 2004.

NOTE 3 - SALES AND ACQUISITIONS AGREEMENTS

Acquisition and sale of Kina’ole Development Corporation

On January 31, 2003, the Company acquired 100% of the outstanding common stock of Kina'ole Development Corporation, a Hawaii corporation (“Kina'ole”), in exchange for 500,000 shares of the Company's Series B Convertible Preferred Stock. Kina'ole is located in Lihue, Hawaii, and through arrangements with dealerships on each Hawaiian island, Kina'ole planned to sell manufactured homes to retail customers. The Company acquired the Kina'ole shares from Michael Sessions and John Meyers, who,
F16

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 3 SALES AND ACQUISITIONS AGREEMENTS (CONTINUED)

at the time of the acquisition, were officers and directors of the Company. The 500,000 shares of Series B Preferred Stock where considered to have no value based on the fair value of the net assets of Kina’ole at the acquisition date. The combination was accounted for as a purchase, with the results of operations of Kina’ole included in the Company’s consolidated statement of operations from the date of acquisition.

On September 30, 2003 the Company entered into an agreement with two shareholders to exchange the 500,000 outstanding shares of Series B Preferred Stock, held by the two shareholders, for all of the shares held by the Company of the wholly-owned subsidiary Kina’ole Development Corporation. In addition, upon settlement of a pending lawsuit the Company agreed to issue 120,000 additional shares of common stock to the two shareholders. Also, the Company agreed to pay certain obligations to the two shareholders in the amount of $13,500. All operating results of Kina’ole have been included in discontinued operations as of December 31, 2003. No tax benefit has been attributed to the discontinued operations.

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

Acquisition of Total Identity Systems Corporation

In October 2003 the Company acquired all of the outstanding shares of stock of TIS. The acquisition was to take place in two parts. In the first part the Company purchased newly issued shares of TIS totaling 60% interest for $150,000 cash and a note for $475,000 payable in five equal monthly installments of $95,000 starting in March 2004. In the second part, the Company was to acquire the remaining 40% by purchasing remaining shares for $500,000 payable in eight quarterly payments of $50,000 each starting in January 2005 and the balance of $100,000 by issuing 200,000 shares of the Company’s common stock. The acquisition was accounted for using the purchase method of accounting and the results of operations of TIS for November and December 2003 were included in the results of operations of the Company’s operations for the year ending December 31, 2003.

In connection with February 2004 amendments to the purchase agreements, the Company entered into a consulting agreement with the former owner and President of TIS, Robert David. Mr. David was formerly employed by the Company and served as a Vice President from October 2003, when the original acquisition of TIS took place, until February 2004, when the acquisition agreements were amended. On July 22, 2004, TIS terminated the consulting agreement with Mr. David on the grounds that he had breached the consulting agreement as well as his fiduciary duties to TIS by improperly attempting to dispose of Company assets.

On or about July 26, 2004, Mr. David commenced two arbitrations against the Company and TIS with the American Arbitration Association, alleging that (a) the Company had improperly terminated his consulting agreement and (b) the Company was in default of certain payment obligations under the acquisition agreements.
F17

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 3 SALES AND ACQUISITIONS AGREEMENTS (CONTINUED)

Acquisition Total Identity Systems Corporation (Continued)

In his notice of default, Mr. David demanded that the Company’s promissory note in the amount of $400,000 be immediately due and payable. In his demands for arbitration, Mr. David sought $95,000 that is allegedly due andowning under the consulting agreement and damages in excess of $150,000 arising out of the Company’s alleged defaults under the acquisition agreements. On December 13, 2004, we notified the escrow agent holding the shares of TISC we acquired from Mr. David and TISC that, without waiving any rights we have against Mr. David, the escrow agent may release the shares to Mr. David. We have received notice that Mr. David has disclaimed ownership of the shares and rejected delivery of the shares from the escrow agent.

On or about August 4, 2004, the Company responded to Mr. David’s demands for arbitration and denied that it had improperly terminated Mr. David’s consulting agreement. The Company also denied that it had defaulted under the acquisition agreements and asserted affirmative defenses and counterclaims for fraudulent inducement, fraud, failure to disclose material information, improper use of Company assets and breach of contract, including breach of Mr. David’s covenant not to interfere with the Company’s ability to repay indebtedness to various institutional lenders including Manufacturers and Traders Trust Company (M&T Bank). The Company alleges that Mr. David, through improprieties as a consultant and a former officer of the Company and as a participant in a conspiracy with others, improperly interfered with the Company’s ability to secure funding and otherwise meet its obligations to M&T Bank. Among the improper activities alleged against Mr. David were his unauthorized discussions with M&T Bank relating to TIS’s indebtedness and Mr. David’s guarantees of those debts. In its counterclaims, the Company seeks damages from Mr. David of in excess of $400,000, a determination that the termination of the consulting agreement was proper and that the Company is entitled to retain ownership of TIS stock.

Subsequently, during April 2006, all claims against the Company and counterclaims against Mr. David were dismissed.

As a result of the above disputes, M&T Bank exercised certain rights granted to it under a General Security Agreement and various related loan documents between TIS and M&T Bank. In connection therewith, (a) on November 24, 2004, the Bank “swept” TIS’s accounts aggregating approximately $200,000 and applied the proceeds to the outstanding indebtedness of TIS, (b) on November 27, 2004, the Company learned that M&T Bank had notified the United States Post Office that it was exercising its rights under the loan documents to take control over all mail directed to TIS, and (c) on December 6, 2004, the Company learned that the Bank had changed the locks at TIS's Rochester, New York facility and took control over TIS's assets in order to satisfy TIS's indebtedness.

In exercising these rights, M&T prevented TIS from conducting and funding its day-to-day operations, and accordingly, operations have ceased. All operating results of TIS have been included in discontinued operations as of December 31, 2004 and 2003. No tax benefit has been attributed to the discontinued operations.

F18

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 3 SALES AND ACQUISITIONS AGREEMENTS (CONTINUED)

The following is a summary of the loss from discontinued operations resulting from the disposal of TIS:

	For the
	Years Ended
	December 31,
	2004	2003
	(Unaudited)

REVENUE	$8,042,602	$1,318,249

COST OF SALES	4,991,771	1,425,979

GROSS MARGIN	3,050,831	(107,730)

EXPENSES
Amortization and depreciation	229,475	43,636
Selling, general and administrative expense	2,947,966	258,780

Total Expenses	(3,177,441)	(302,416)

LOSS FROM OPERATIONS	(126,610)	(410,146)

OTHER INCOME (EXPENSE)
Interest expense	(93,084)	(41,565)
Other income	71,314	14,288
Other (expense)	-	(5,729)
Gain (loss) on forgiveness of debt	4,853,867	66,203
Gain (loss) on disposal of assets	(4,190,015)	(51,900)
Total Other Income (Expense)	642,082	(18,703)

NET INCOME (LOSS) FROM DISCONTINUED
OPERATIONS	$515,472	$(428,849)
Total Other Income (Expense)	642,082	(18,703)

Sale of Total Digital Displays

On December 15, 2004, our wholly-owned subsidiary Total Digital acquired certain assets from an individual, including the seller’s rights under a purported license agreement with Major League Baseball. The purchase price for the assets was paid by the issuance of 10,000,000 shares of Total Digital’s common stock to the seller. The 10,000,000 shares represented approximately 93% of Total Digital’s outstanding common stock at the time of issuance.

On December 29, 2004, the Company intended to distribute to its shareholders of record on December 15, 2004, as a dividend, an aggregate of 804,929 shares, constituting all of the common stock of Total Digital owned by the Company. One share of Total Digital was to be distributed for each 20 shares of our common stock held on the record date.

On January 11, 2005, the Company determined that the seller of the assets had fraudulently misrepresented that the seller owned a license from Major League Baseball when, in fact, the seller did not own any such license. As a result, on January 11, 2005, the Company notified the seller of claims it had against it and demanded rescission of the asset purchase agreement, including its return of the 10,000,000 shares of Total Digital. The seller failed to comply with the Company’s demands, and the Company filed suit against the seller in Broward Circuit Court. In August 2005 the court awarded the
F19

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 3 SALES AND ACQUISITIONS AGREEMENTS (CONTINUED)

Company a default against the seller for failure to file an answer to the complaint within the prescribed timeframe; however, in September 2005 the default was set aside. At this time, Total Digital has no assets and there is no market for the shares of Total Digital. In light of the foregoing, the opinion of counsel that caused the shares of Total Digital to be issued without legend has been withdrawn, and the Company is treating the shares of Total Digital that were distributed to its shareholders as restricted securities.

NOTE 4 NOTES PAYABLE

Notes payable consist of the following amounts at December 31, 2004:

2004

Notes payable to a related party individual, unsecured,
due on demand	40,000

Notes payable to a former officer, unsecured,
due on demand (Related party)	35,265

Note payable to a former director, unsecured,
past due, (Related party)	25,187

Note payable to a corporation, unsecured,
due on demand	25,000

Convertible debenture payable to a corporation, unsecured,
due on demand, interest at 12%, convertible at $0.25 per share	125,000

Total current notes payable	$250,452

NOTE 5 -  RELATED PARTY TRANSACTIONS

Accounts and Notes Payable

On January 16, 2004, the Company borrowed $50,000 from the wife of a former director of the Company. The loan is unsecured and due on demand. As an inducement for the loan, the Company issued 250,000 shares of common stock on March 1, 2004 valued at $45,000, or $0.18 per share, which was charged to interest expense. On March 31, 2006, the note was converted to common stock at $0.01 per share, or 4,000,000 shares. In addition, the Company issued an additional 1,500,000 shares per a penalty clause that entitled the holder to 5,000 shares per day for everyday the note wasn’t paid.

In October of 2003, an officer and shareholder of the Company transferred 400,000 shares of the Company’s common stock he owned to Argilus Capital, LLC as collateral on a convertible debenture due to a failed private offering. During March 2004, the Company issued the officer 400,000 restricted shares of the Company’s common stock valued at $76,000, or $0.19 per share, recognizing a debt reduction of $150,000 and a contribution of capital of $74,000.

As of December 31, 2004 the Company owed two related parties a total of $47,174 for amounts loaned to the Company for operating expenses and two notes payable to former officers totaling $60,452.

Employment Agreement

During February 2004, the Company entered into two employment agreements with individuals to provide services as the Chief Executive Officer (CEO) and Vice-President of the Company. In addition to cash or stock salaries, the individuals are
F20

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 5 RELATED PARTY TRANSACTIONS (CONTINUED)

Employment Agreement (Continued)

entitled to receive options to acquire shares of the Company’s common stock at $0.03 per share and 1% of the Company’s post tax profit in excess of $1,000,000 for each of the next three years.

During May 2004, the Company’s CEO resigned and the Company amended the employment agreement of the Vice President to promote him to CEO and Chief Financial Officer. In recognition of the increased responsibilities undertaken his salary was increased from $120,000 per year to $180,000 per year and his stock options were increased from 62,500 shares per quarter to 200,000 shares per quarter. The options are fully vested, issued at the beginning of the quarter, exercisable for five year at the market price on the first day of the quarter.

During the year the Company issued a total of 375,000 shares of common stock in lieu of cash salary under the employment agreement valued at $69,000. In addition, the Company issued 662,500 shares of common stock for the exercise of all stock options related to the above employment agreement in conversion of related party payables totaling $60,875.

Consulting Agreements

On February 2, 2004, the Company entered into a consulting agreement with Richard R. Dwyer, its former Chief Executive Officer. The agreement was for an initial term of one year, subject to a six-month renewal term. Mr. Dwyer provides consulting services in the areas of corporate development, acquisitions and strategic planning. For his services, Mr. Dwyer received fully vested and exercisable warrants to purchase 1,100,000 shares of common stock at an exercise price of $.03 per share. As of December 31, 2004, all 1,100,000 warrants were exercised through the conversion of related party payables totaling $33,000. The Company recognized $157,000 in consulting expense related to the grant of the warrants.

Settlement Agreement

On May 13, 2004, the Company and Scott Siegel, a former officer and director, entered into an agreement resolving certain disputes that had arisen relating to the ownership of 1,050,000 shares of the Company’s common stock and 250,000 shares of its Series A preferred stock that were the subject of a stock purchase agreement dated February 21, 2003. Under the terms of the Agreement:

•	Mr. Siege retained 250,000 shares of common stock originally acquired by him under the stock purchase agreement dated February 21, 2003, at an agreed upon purchase price of $.03 per share;

•	800,000 shares of common stock issued to Mr. Siegel under the February 21, 2003 stock purchase agreement were surrendered to the Company and canceled;

•
The Company agreed to pay Mr. Siegel the sum of $35,265, plus $7,000 less an amount equal to the Company’s legal fees in settlement of this matter (as the Company’s legal fees in this matter exceeded $7,000, the amount payable to Mr. Siegel at December 31, 2004 is $35,265);

•
The amount payable to Mr. Siegel will be paid (a) one-third for each million dollars in financing raised by the Company after June 27, 2004 or (b) pro-rata to the extent that other officers or directors of the Company receive repayment of indebtedness from third-party financing obtained by the Company subsequent to June 27, 2004;

•	The Preferred Shares were surrendered to the Company and canceled; and

•	Mr. Siegel resigned as a director of the Company, effective May 13, 2004.

NOTE 6 COMMON STOCK AND EQUITY INSTRUMENTS

During October 2003, the Company issued 1,000,000 shares of common stock to a capital funding company as inducement to raise a target amount of funds for the Company. During June 2004, the 1,000,000 shares of common stock were returned
F21

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 6 COMMON STOCK AND EQUITY INSTRUMENTS (CONTINURED)

and cancelled due to non-performance.

During October 2003, the Company issued 1,000,000 shares of common stock to a capital funding company as inducement to raise a target amount of funds for the Company. During June 2004, the 1,000,000 shares of common stock were returned and cancelled due to non-performance.

2003 Omnibus Securities Plan

On May 2, 2003, the Company approved the 2003 Omnibus Securities Plan (the Securities Plan) by written consent of the holders of a majority of its voting stock, and ratified on June 17, 2003. During 2004, the Company approved the increase of the number of shares available for issuance under the Securities Plan from 140,000 to 800,000. Under the Securities Plan, stock-based awards in the form of incentive and non-qualified stock options, restricted and restricted stock awards, and performance stock awards may be made. The Board of Directors of the Company or Securities Plan administrator has the discretion to select the persons to whom awards will be granted; grant awards under the Securities Plan; determine the number of shares to be covered by each award; determine the nature, amount, pricing, timing and other terms of the award; interpret, construe and implement the provisions of the Securities Plan; and terminate, modify or amend the Securities Plan. As of December 31, 2004, 625,000 shares have been issued under the Securities Plan.

On May 2, 2003, the Company approved and ratified the 2003 Non-Qualified Stock Option and Grant Plan (the Option Plan) by written consent of a majority of its voting stock. During 2003, the Company approved the increase of the number of shares available for issuance under the Option Plan to 3,000,000 and during 2004, increased the number of shares available for issuance to 5,200,000. Under the Option Plan, stock-based awards in the form of non-qualified stock options and restricted, unrestricted and performance-based stock awards may be made. The Board of Directors of the Company or Option Plan administrator has the discretion to select the persons to whom awards will be granted; grant awards under the Option Plan; determine the number of shares to be covered by each award; determine the nature, amount, pricing, timing and other terms of the award; interpret, construe and implement the provisions of the Option Plan; and terminate, modify or amend the Option Plan. As of December 31, 2004, awards covering 5,100,000 shares have been made under the Option Plan. The Company applies FASB Statement 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) in accounting for all share based payments. Under SFAS 123, compensation cost is recognized in accordance with the fair value based method prescribed in SFAS 123 for all stock based awards granted. The Company estimated the fair value of each stock option or warrant issued during the year  at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

2004 Equity Compensation Plan

On June 15, 2004, the Board of Directors initially authorized and approved the Total Identity Corp. 2004 Equity Compensation Plan (the Plan). The Company reserved a total of 2,500,000 shares of common stock for issuance upon the exercise of options and the grant of other awards under the Plan. Awards under the Plan must be issued only for bona fide services and may not be issued under the Plan for services in connection with the offer and sale of securities in a capital raising or capital promoting transaction. As of December 31, 2004, no shares were issued under the plan.

Stock Options and Warrants

The Company applies SFAS 123 in accounting for the issuance of all equity instruments. Under SFAS 123, compensation cost is recognized in accordance with the fair value based method prescribed in SFAS 123 for stock based awards granted. The Company estimated the fair value of each stock. As a result of applying SFAS 123, the Company incurred an additional expense of $157,000 and $1,227,875 for services rendered by non-employees and $99,375 and $-0- for services rendered by employees for the years ended December 31, 2004 and 2003, respectively.

F22

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 6 COMMON STOCK AND EQUITY INSTRUMENTS (CONTINURED)

We estimated the fair value of the stock options at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

For the Year
Ended
December 31, 2004

Risk free interest rates	0.98% - 1.71%
Expected lives	one year or less
Expected volatilities	204% - 287%
Dividend yields	0.00%

A summary of the status of the Company’s outstanding stock options and warrants as of December 31, 2004 and 2003 and changes during the years then ended is presented below:

		2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning
of year	-	$-	71,033	$16.50
Granted	1,762,500	0.05	3,250,000	0.03
Expired/Cancelled	-	-	(421,033)	2.80
Exercised	(1,762,500)	(0.05)	(2,900,000)	(0.03)

Outstanding end of year	-	$ .-	-	$-

NOTE 7 GOING CONCERN

The Company's consolidated financial statements are prepared using Generally Accepted Accounting Principals applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about the Company's ability to continue as a going concern are as follows:

Management believes that, based upon the current operating plan of divesting itself of discontinued operations of YSDO and pursuing the acquisition of another business entity with substantial assets, which produces positive cash flows from operations, should help alleviate the adverse financial condition of the Company. Investors should be aware the Company's existing working capital will not be sufficient to fund its ongoing expenses of a reporting company through December 31, 2006. If the Company is not successful in identifying and acquiring another business entity with substantial assets which produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations, seek protection under existing bankruptcy laws or cease doing business. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.

If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.
F23

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 7 GOING CONCERN (CONTINUED)

There can be no assurance that the Company will be able to identify and acquire another business entity with substantial assets which produce positive cash flows from operations or raise any required capital necessary to achieve its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 SUBSEQUENT EVENTS

During February 2005, the Company sold 500,000 shares of its common stock to Wall Street-Review Financial Services, Inc., a related party company, for an aggregate purchase price of $25,000 or $.05 per share. The sole officer and director of Wall Street-Review Financial Services, Inc. is also the sole officer and director of the Company. The $.05 per share purchase price was the closing bid price for the Company’s common stock on the date of purchase.

During February 2005, the Company issued 395,335 shares of its common stock to Wall Street-Review Financial Services, Inc. in exchange for debt of $15,813, or $.04 per share, which was the closing bid price for the Company’s common stock on the date of issuance.

During February 2005, the Company extended its consulting agreement with Richard R. Dwyer, its former Chief Executive Officer. As consideration for the extension, the Company issued warrants to purchase 750,000 shares of common stock at $0.03 per share. The warrants were then exercised and 750,000 shares of common stock were issued.

During February 2005, the Company entered into a lease for 2,920 square feet of store front space in Pompano Beach, Florida for its wholly-owned subsidiary, Yard Sale Drop Off, Inc. The term of the lease is 60 months and calls for total payments of $147,275 plus sales and property tax and assessments and utilities. The lease was subsequently terminated in October 2005 at no penalty. During February 2005, a lawsuit was commenced in the Supreme Court of the State of New York, County of Monroe, under the caption Stephen E. Webster v. Richard Dwyer, Matthew P. Dwyer, Phillip Mistretta, Total Digital Displays, Inc., Leslie W. Kernan, Jr., Lacy Katzen LLP, et al. While the Company and its officers understand that the plaintiff also intends to assert claims against Total Identity Corporation and others, neither the Company, Richard Dwyer, Matthew P. Dwyer nor Total Digital Displays, Inc. has been served in connection with this purported lawsuit. The plaintiff, Stephen E. Webster, previously purchased a $125,000 debenture from Total Identity Corporation and is seeking payment of the convertible debenture by alleging that he was fraudulently induced to purchase the debenture. The Company and its officers believe that (a) the plaintiff may have a relationship with Argilus, Inc., the respondent in a pending arbitration proceeding commenced by the Company, and (b) the plaintiff, due to its relationship with Argilus, may have been induced by Argilus to commence the suit as a strategic tactic in connection with the pending arbitration between the Company and Argilus. The Company has been severed and has filed various motions in its defense. In September of 2005 a judgment was grant against the Company and other parties for $125,000 plus 9% interest per annum, In February of 2006 the judgment was vacated. In March of 2006 Tripp Scott the Companies attorneys filed a motion to withdraw as counsel which was granted. As of this time the Company has not retained new counsel and is not sure if it will be able to adequately defend itself due to its lack of resources.

During March 2005, the Company entered into two one-year consulting agreements with individuals for consulting related to the business of the Company’s wholly-owned subsidiary, YSDO. The agreements call for up front one-time payments of 250,000 and 750,000 fully earned shares, or a total of 1,000,000 shares valued at a market price of $0.08 on the date of issue totaling $80,000.

On January 1, 2006, the Company granted its CEO and Chief Financial Officer 200,000 options to purchase common stock at $0.03 per share in accordance with an employment agreement. The Company recognized $6,000 in compensation expense as a result of the issuance of these options.

On March 31, 2006, a related party note payable in the amount of $40,000 was converted to common stock at $0.01 per share, or 4,000,000 shares. In addition, the Company issued 1,500,000 shares of common stock valued at a market price of $0.01 per share, or $15,000, for payment of past due penalties.
F24

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 8 SUBSEQUENT EVENTS (CONTINUED)

During March 2006, the Company entered into an agreement to sell the discontinued assets of its wholly-owned subsidiary Yard Sale Drop Off, Inc. to an individual for $8,000. The sale was completed upon receipt of the last payment on May 10, 2006.

On April 1, 2006, the Company granted its CEO and Chief Financial Officer 200,000 options to purchase common stock at $0.01 per share in accordance with an employment agreement. The Company recognized $2,000 in compensation expense as a result of the issuance of these options.

On April 19, 2006, the Company borrowed $40,000 from an individual. The note payable is due in six months, carries interest at 2% per month and is payable after three months without penalty. As inducement to issue the note, the Company issued 800,000 shares of common stock.

On May 11, 2006, the Company entered into a note payable for past due legal fees and accrued interest totaling $72,031. The note is secured by a second general security interest in the Company’s assets and must be paid at the time of sale of the Company or a change in control.

During May 2006, the Company formed a wholly-owned subsidiary, Sovereign Research, LLC. Sovereign Research, LLC has had no operations to-date.

On June 23 2006, $30,000 of related party accounts payable was converted into 3,000,000 shares of common stock at a market price of $0.01 per share.

On June 28, 2006, the Company borrowed $25,000 from an individual. The note payable is due July 31, 2006 and carries interest at 12% per annum. As inducement to issue the note, the Company issued 100,000 shares of common stock valued at a market price of $0.01 per share, or $1,000.

During June 2006 the Company received a letter from an attorney representing a Dr. Martin Peskin, a former Officer and Director of the Company, disputing the amount of money owed to Dr. Peskin. No lawsuit has been filed or threatened at this time and the Company stands by the amount it claims it owes Dr. Peskin based on past filings made when Dr. Peskin was a Director of the Company.

On July 1, 2006, the Company granted its CEO and Chief Financial Officer 200,000 options to purchase common stock at $0.01 per share in accordance with an employment agreement. The Company recognized $2,000 in compensation expense as a result of the issuance of these options.

F25