Form 10-K
period 2005-12-31
TOTAL IDENTITY CORP
filed 2006-09-13
CIK 1016611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

State issuer's revenues for its most recent fiscal year. $ 0 for the fiscal year ended December 31, 2005.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant’s common stock on September 12, 2006 is approximately $129,529.

On August 31, 2006 27,392,510 shares of common stock are issued and outstanding.

TOTAL IDENTITY CORP.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2005

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

Total Identity Systems. From October 13, 2003 through November 30, 2004, we operated a Rochester, New York-based manufacturer of custom sign manufacturer servicing local, regional and national accounts. See below and “Item 2. Legal Proceedings.” We discontinued our operation of Total Identity Systems effective November 30, 2004.

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of $10,761,697 as of December 31, 2005. In addition, for the year ended December 31, 2005 we reported a net loss of $505,383. We had a working capital deficit of $658,366 at December 31, 2005 and cash overdraft of $213. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods and we will need to raise substantial amounts of capital to pay our current obligations and implement our business model. No assurances can be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to cease operations.

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

Because of significant up-front expenses required to enter into new businesses, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. Future losses are likely before our operations become profitable. As a result of our lack of operating history, you will have no basis upon which to accurately forecast our:

-    Total assets, liabilities, and equity;
-    Total revenues;
-    Gross and operating margins; and
-    Labor costs.

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

Our common stock is currently quoted on a limited basis on the Pink Sheets under the symbol “TIDC.” The quotation of our common stock on the Pink Sheets does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

-    investors may have difficulty buying and selling or obtaining market quotations;
-    market visibility for our common stock may be limited; and
-    a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

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

We have not yet identified any appropriate business opportunities, and, due to a variety of factors outside of our control, we may not be able to identify or fully capitalize on any such opportunities. These factors include:

•    competition from other potential acquirers and partners of and investors in potential acquisitions, many of whom may have greater financial resources than we do;
•    in specific cases, failure to agree on the terms of a potential acquisition, such as the amount or price of our acquired interest, or incompatibility between us and management of the company we wish to acquire; and
•    the possibility that we may lack sufficient capital and/or expertise to develop promising opportunities.

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

ITEM 3.     LEGAL PROCEEDINGS

Stephen E. Webster v. Richard Dwyer, Matthew P. Dwyer, Phillip Mistretta, Total Digital Displays, Inc., Leslie W. Kernan, Jr., Lacy Katzen LLP, et al, case number 2005-211 in the Supreme Court of the State of New York. We were a defendant in this proceeding in which the plaintiff, Stephen E. Webster, sought repayment of a $125,000 debenture we issued to the plaintiff by alleging that he was fraudulently induced to purchase the debenture. We filed various motions in our defense, however, in September 2005 a judgment was grant against our company and other parties for $125,000 plus 9% interest per annum. In March 2006 our attorneys filed a motion to withdraw as counsel which was granted, and as August 31, 2006 the default judgment against us in the amount of $125,000 remains outstanding.. As a result of our limited financial means, we are unable to appeal the judgment. Even if we had sufficient funds to hire counsel to commence an appeal, we do not know at this time if sufficient grounds exist for an appeal of the default judgment.

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

The Lebrecht Group, APC vs. Total Identity Corp., case number 03CC12717 in the Superior Court for Orange County, California. We were a defendant in a lawsuit seeking to collect legal fees and costs totaling $46,286 together with accrued interest, attorney's fees and court costs. On May 4, 2004 a judgment in the amount of $50,714 was awarded to the plaintiff with interest at the rate of 10% per annum. A total of $58,703 is included in our accounts payable at December 31, 2005 in the consolidated financial statements appearing elsewhere in this report. The judgment remains outstanding as of the date of this report.

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

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2003 Omnibus Securities Plan and our 2003 Non-Qualified Stock Option and Grant Plan and any compensation plans not previously approved by our shareholders as of December 31, 2005 which includes our 2004 Equity Compensation Plan.

	Number of securities to	Weighted average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding	future issuance under
	warrants and rights	options, warrants	equity compensation
		and rights	plans (excluding
			securities reflected in
			column (a)

Plan category

	(a)	(b)	(c)

Plans approved by our shareholders:

2003 Omnibus Securities Plan	0	n/a	175,000
2003 Non-Qualified Stock Option and
Grant Plan	0	n/a	100,000

Plans not approved by our shareholders:

2004 Equity Compensation Plan	0	n/a	1,000,000

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the year ended December 31, 2005 and notes thereto appearing elsewhere in this annual report.

Overview

During fiscal 2003 our operations were those of our TISC and Kina'ole Development Corporation subsidiaries. TISC operated as a vertically integrated custom manufacturer of signs and awnings headquartered in Rochester, NY, with in-house marketing, sales, design, engineering, manufacturing, and installation capabilities. Kina'ole Development Corporation planned to sell manufactured homes to retail customers. We acquired 100% of the capital stock of Kina'ole Development Corporation in January 2003 and we acquired 100% of TISC in October 2003. Effective September 30, 2003, we agreed with the former owners of Kina’ole Development Corporation to exchange all of our shares of Kina’ole for the 500,000 shares of our Series B Preferred Stock, the issuance of 120,000 shares of our common stock to the former shareholders of Kina’ole in connection with the January 2003 acquisition, and $13,500 paid to such shareholders. As a result of this exchange, we divested ourselves of the prefabricated home manufacturing operations conducted by Kina’ole. The operating results of Kina'ole Development Corporation were included in discontinued operations as of December 31, 2003 in the financial statements appearing in our annual report on Form 10-KSB for the year ended December 31, 2003 as previously filed with the Securities and Exchange Commission.

During fiscal 2004 our operations were those of our TISC subsidiary. As described elsewhere herein during November 2004, we learned that Mercantile and Trader's Trust Company had exercised certain rights granted under the loan documents and had “swept” TISC’s accounts aggregating approximately $200,000 maintained at the bank, and applied the proceeds to the outstanding indebtedness of TISC to the bank. In addition, Mercantile and Trader's Trust Company notified the United States Post Office that it was exercising its rights under the loan documents to take control over all mail directed to us and the bank had changed the locks at TISC’s Rochester, New York facility, and was seeking to take control over TISC’s assets in order to satisfy TISC’s indebtedness to Mercantile and Trader's Trust Company. In exercising these rights, the Mercantile and Trader's Trust Company assumed control over TISC and prevented TISC from conducting and funding its day-to-day operations. In light of the actions taken by the bank, including our loss of control over TISC’s records and operations and the prospect that our registered public accounting firm would thereafter be unable to audit TISC’s books and records, we treated the operations of TISC as discontinued operations as of November 30, 2004, and, accordingly, our financial statements for the fiscal years ended December 31, 2004contained elsewhere herein reflect the impact of discontinuing the operations of TISC.

While we incurred expenses related to the operations of Kina'ole Development Corporation in fiscal 2003, it did not generate any revenues. Revenues for TISC for fiscal 2004 as well as costs of sale and expenses related to TISC's operations have been included in discontinued operations for fiscal 2004 in the financial statements appearing elsewhere in this annual report.

During March 2006 we entered into an agreement to sell all of the assets of our YSDO subsidiary to an individual for $8,000 and discontinue its operations. Revenues from YSDO as well as cost of sales and expenses related to YSDO's operations have been included in discontinued operations for fiscal 2005 in the financial statements appearing elsewhere in this annual report.

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

Results of Operations

Fiscal year ended December 31, 2005 ("Fiscal 2005") as compared to the fiscal year ended December 31, 2004 ("Fiscal 2004")

			Increase/	Increase/
	Fiscal 2005	Fiscal 2004	(Decrease)	(Decrease)
			$ 2005 vs 2004	% 2005 vs 2004
Revenue	$0	$0	0	n/a
Cost of sales	0	0	0	n/a
Gross margin	0	0	0	n/a

Expenses
Consulting fees	82,515	659,136	(576,621)	(87.5)%
Salaries and wages	230,000	264,375	(34,375)	(13.0)%
Selling, general and	13,476	111,380	(97,904)	(87.9)%

administrative
Total expenses	325,991	1,034,891	(708,900)	(68.5%)

Loss from operations	(325,991)	(1,034,891)	(708,900)	(68.5)%

Other income (expense)
Interest expense	(18,571)	(74,518)	(55,947)	(75.1)%
Gain (loss) on extinguishment of debt		70,000	(70,000)	(100)%
Total other income (expense)	(18,571)	(4,518)	14,053	311%

Loss before discontinued operations	(344,562)	(1,039,409)	(694,848)	(66.7)%

Gain (loss) on discontinued operations	(160,821)	515,472	(676,293)	129%

Net loss	$(505,383)	$(523,937)	(18,554)	(3.5)%

Total expenses

Our total expenses for fiscal were $325,991, a decline of $708,900, or approximately 69%, from our total expenses of $1,034,891 for fiscal 2004. Included in this decrease were the following:

▪    For fiscal 2005 consulting fees declined $576,621, or approximately 88%, to $82,515 from $659,136 for fiscal 2004. Consulting fees included approximately $67,515 of cash paid under the terms of various consulting agreements and approximately $15,000 representing the value of shares of our common stock which we issued as compensation for business consulting services rendered to us. This decline in consulting fees reflects the discontinuation of our operations during fiscal 2005,

▪    For fiscal 2005 salaries and wages decreased $34,375, or approximately 13%, to $230,000 from $264,375 for fiscal 2004. This decrease is primarily attributable to stock option expense descreases, and

▪    Selling, general and administrative expense decreased $97,904, or approximately 88%, to $13,476 for fiscal 2005 from $111,380 for fiscal 2004 and reflects the discontinuation of our remaining operations during fiscal 2005.

Other income (expense)

Overall, total other expense declined substantially for fiscal 2005 from fiscal 2004 as a result of the following:

▪    Interest expense decreased $55,947 for fiscal 2005 from fiscal 2004, an approximate 75% decrease. This decreased interest expense is primarily related to reduced borrowings during fiscal 2005 as compared to fiscal 2004, and

▪    For fiscal 2004 we recognized a gain on extinguishment of debt of $70,000 and we did not have a comparable transaction during fiscal 2005.

Discontinued operations

As described earlier in this section, in fiscal 2004 we discontinued the operations of TISC and in fiscal 2005 we discontinued the operations of YSDO. For fiscal 2004 we reported a gain on discontinued operations of $515,472 which is related to TISC and for fiscal 2005 we reported a loss on discontinued operations of $160,821 which is related to YSDO.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2005 we had cash overdraft of $213 and a working capital deficit of $658,366.

At December 31, 2005 we had total assets of $15,377 which consisted of $646 prepaid expenses and $14,731 of assets from our discontinued operations which represented the YSDO assets which were subsequently sold during fiscal 2006. Our total liabilities at December 31, 2005 were $747,313, which included a cash overdraft of $213, $ 226,797 of accounts payable and accounts payable - related party, $181,550 of accrued expenses and an aggregate of $250,452 in convertible debentures and notes payable, including $100,452 of notes payable - related parties. In fiscal 2006 approximately $70,000 of these obligations were converted to equity as described elsewhere herein. We do not have sufficient working capital to satisfy the remaining amounts of these obligations.

Net cash used by operating activities for fiscal 2005 was $13,254 as compared to net cash provided by operating activities of $220,701 for fiscal 2004. The principal changes in cash (used) provided by operating activities from period to period which are unrelated to our discontinued operations include:

▪    a decrease of $18,554 in our net loss for fiscal 2005 from fiscal 2004,

▪    a one time gain of $70,000 on extinguishments of debt in fiscal 2004 for which there was no comparable transaction in fiscal 2005,

▪    the expense related to stock, options and warrants issued for services, salary and interest decreased $505,375 from fiscal 2004 to fiscal 2005,

▪    an increase of $215,883 in accounts payable and accounts payable - related party, and

▪    an increase of $198,463 in accrued expenses and expenses - related parties.

Net cash used by investing activities for fiscal 2005 was $14,713 as compared to $2,678 for fiscal 2004. The change is primarily related to our purchase of various equipment to operate YSDO, net of our disposal of equipment related to our discontinued operations.

Net cash provided by financing activities for fiscal 2005 was $25,143 as compared to $215,199 for fiscal 2004. The principal changes which are unrelated to our discontinued operations include an increase of $25,000 in proceeds from the sale of our stock in fiscal 2005 which was offset by a decrease in proceeds of notes payable and related party notes, net of repayments, of $79,556 during fiscal 2004.

At December 31, 2005 we had an accumulated deficit of $10,761,697. The report from our independent registered public accounting firm on our audited financial statements at December 31, 2005 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our losses and working capital deficit. As discussed earlier in this report, we have discontinued our operations and are now seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing shareholders would be adversely affected.

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

ITEM 7.     FINANCIAL STATEMENTS

Our financial statements are contained in pages F-1 through F-24, which appear at the end of this annual report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2005, the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

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
▪    understands internal controls over financial reporting, and
▪    understands audit committee functions.

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

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2004 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2005, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the above Board members failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2005.

ITEM 10.     EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the last three fiscal years for our Chief Executive Officer and each other executive officers serving as such (the “Named Executive Officers”) whose annual compensation exceeded $100,000.

Summary Compensation Table

		Annual Compensation			Long-term compensation

Name and principal				Other		Securities		All other
position				Annual	Restricted	underlying	LTIP	Compen-
	Fiscal	Salary	Bonus	Compen-	stock	options/	payouts	sation
	Year	($)	($)	sation $)	awards($)	SARs (#)	($)	($)

Matthew P. Dwyer1	2005	$180,000	$0	$6,000	$0	800,000	$0	$0
	2004	$165,000	$0	$6,000	$0	662,500	$0	$0
	2004	$75,000	$0	$0	$0	0	$0	$0

1    Mr. Matthew P. Dwyer has served as our Chief Executive Officer, Chief Financial Officer and a director since April 22, 2004. We paid Mr. Dwyer $8,500 of his 2005 salary in cash payments and the balance of $171,500 has been accrued at December 31, 2005 and is included on our balance sheet at that date which appears elsewhere herein as an accrued expense. During fiscal 2005 we granted Mr. Dwyer options to purchase an aggregate of 800,000 shares of our common stock, of which 200,000 are exercisable at $0.03 per share, 200,000 are exercisable a $0.06 per share, 200,000 are exercisable at $0.07 per share and the remaining 200,000 are exercisable at $0.10 per share. Mr. Dwyer's 2004 salary was paid to him through a combination of cash payments totaling $96,000 and the issuance of 375,000 shares of our common stock valued at $69,000. Other annual compensation paid to Mr. Dwyer in fiscal 2004 represents an expense allowance of $500 per month. During fiscal 2004 we granted Mr. Dwyer options to purchase a total of 662,500 shares of our common stock, of which 262,500 options were exercisable at $0.03 per share, 200,000 options were exercisable at $0.19 per share and the remaining 200,000 options were exercisable at $0.08 per share.

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

During fiscal 2004 we issued a total of 375,000 shares of common stock in lieu of cash salary under the employment agreement valued at $69,000. In addition, we issued 662,500 shares of common stock for the exercise of all stock options related to the above employment agreement in conversion of related party payables totaling $60,875. During fiscal 2005 we paid Mr. Dwyer $8,500 in salary and accrued $171,500 in wages payable to him which is reflected on our balance sheet at December 31, 2005 appearing elsewhere herein within accrued expenses.

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

Stock Option Information

The following table sets forth certain information with respect to stock options granted in fiscal 2005 to the Named Executive Officers.

Option Grants in Year Ended December 31, 2005
(individual grants)

Name	No. of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Matthew P. Dwyer	800,000	100%	(1)	(1)

(1)    Includes five year options to purchase 200,000 shares of our common stock with an exercise price of $0.03 per share granted on January 1, 2005, options to purchase 200,000 shares of our common stock with an exercise price of $0.06 per share granted on April 1, 2005, options to purchase 200,000 shares of our common stock with an exercise price of $0.10 per share granted on July 1, 2005 and options to purchase 200,000 shares of our common stock with an exercise price of $0.07 per share granted on October 1, 2005.

The following table sets forth certain information regarding stock options held as of December 31, 2005 by the Named Executive Officers.

Aggregate Option Exercises in Year Ended December 31, 2005
and Year-End Option Values

Name	Shares	Value	No. of Securities Underlying		Value of Unexercised In-The-
	Acquired	Received	Unexercised Options at		Money Options at
	On Exercise	$	December 31, 2005		December 31, 2005(1)

			Exercisable	Unexercisable	Exercisable	Unexercisable

Matthew Dwyer	0	n/a	800,000	0	(2)	n/a

(1)    The value of unexercised in the money options at December 31, 2005 is calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options at fiscal year-end, respectively. At December 31, 2005 the closing price of our common stock as reported on the Pink Sheets was $0.03 per share.

(2)    During fiscal 2005 we granted Mr. Dwyer options to purchase an aggregate of 800,000 shares of our common stock, of which 200,000 are exercisable at $0.03 per share, 200,000 are exercisable a $0.06 per share, 200,000 are exercisable at $0.07 per share and the remaining 200,000 are exercisable at $0.10 per share. Accordingly, none of these options were in the money options at December 31, 2005.

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

At each of December 31, 2005 and August 31, 2006, options covering 1,500,000 shares have been granted under the 2004 Plan.

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

•    stock options (including incentive stock options and non-qualified stock options);
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

In general, awards under the 2003 Omnibus Securities Plan will be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from an increase, decrease or exchange in the outstanding shares of common stock or additional shares or new or different shares are distributed, through merger, consolidation, sale or exchange of all or substantially all of our assets, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, spin-off or other distribution with respect to such shares.

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

At each of December 31, 2005 and August 31, 2006, awards covering 625,000 shares had been made under the 2003 Omnibus Securities Plan.

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

In general awards under the 2003 Non-Qualified Securities Plan will be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from an increase, decrease or exchange in the outstanding shares of common stock or additional shares or new or different shares through merger, consolidation, sale or exchange of all or substantially all of our assets, or our reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, spin-off or other distribution with respect to our shares.

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

At each of December 31, 2005 and August 31, 2006, awards covering 5,100,000 shares had been made under the 2003 Non-Qualified Securities Plan.

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

Name of	Amount and Nature of	Percentage
Beneficial Owner	Beneficial Ownership	of Class

Matthew P. Dwyer13	6,407,835	22.3%
All officers and directors as
a group (one person)1 3	6,407,835	22.3%
Cindy Dolgin 2	5,750,000	21.0%
Manny Losada	1,650,000	6.0%
Dr. Martin Peskin 3	3,000,000	11.0%

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

2     Excludes 500,000 shares owned by Mr. Neil Dolgin, the spouse of Mrs. Cindy Dolgin. Mr. Dolgin was an executive officer and director of our company from April 2003 until November 2004.

3     Mr. Dwyer has entered into an agreement with Dr. Peskin to sell him 3,000,000 shares of common stock held by Mr. Dwyer.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 31, 2003, we acquired 100% of the outstanding stock of Kina'ole Development Corporation, a Hawaiian corporation, from William Michael Sessions and John W. Meyers, both of whom were officers and directors of our company at the time of the transaction. In exchange for Kina'ole's shares, we issued Mr. Sessions and Mr. Meyers each 250,000 shares of our Series B Convertible Preferred Stock. On September 30, 2003 we entered into an agreement with Messrs. Sessions and Meyers to exchange the 500,000 shares of Series B Convertible Preferred Stock for 100% of the securities of Kina'ole Development Corporation. In addition, upon settlement of a then pending lawsuit we agreed to issue an additional 120,000 shares of our common stock to Messrs. Sessions and Meyers and to pay certain obligations to these individuals in the amount of $13,500. All operations of Kina'ole Development Corporation were included in discontinued operations as of December 31, 2003.

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

•  We agreed to pay Mr. Siegel $35,265, plus $7,000 less an amount equal our legal fees in settlement of this matter. As our legal fees in this matter exceeded $7,000, the amount payable to Mr. Siegel at each of December 31, 2004 and 2005 was $35,265. The amount payable to Mr. Siegel was to be paid (a) one-third for each million dollars in financing raised by us after June 27, 2004 or (b) pro-rata to the extent that our other officers or directors receive repayment of indebtedness from third-party financing obtained by us subsequent June 27, 2004; and

•  Mr. Siegel resigned as a director effective May 13, 2004.

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

On January 16, 2004 we borrowed $50,000 from Mrs. Cindy Dolgin, the wife of Mr. Neil Dolgin who was then an officer and director of our company. The funds were used by us for working capital. As an inducement to loan us the money we issued Mrs. Dolgin 250,000 shares of our common stock valued at $45,000. The note carried a 45 day term with interest at 8% per annum and contained a penalty cause requiring us to issue 5,000 shares of our common stock per day from the due date of February 28, 2004 of the note until such time as the note is paid in full. In addition, the note provided that should Mrs. Dolgin elect to convert the note into equity and invest an additional $200,000 into our company prior to the due date of the note, the note would be convertible at $0.25 per share. No such election was ever made. On October 26, 2004 we made a $10,000 payment to Mrs. Dolgin. At December 31, 2005 we owed Mrs. Carol Dolgin, presently a principal shareholder of our company, $40,000 under the note. In March 2006 the note was converted into 4,000,000 shares of our common stock at a conversion rate of $0.01 per share. We issued Mrs. Dolgin an additional 1,500,000 shares of our common stock valued at $13,650 as a penalty for failure to pay the note when due.

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

During each of fiscal 2003 and fiscal 2004 from time to time Mr. Matthew Dwyer has lent our company funds for working capital. Generally the loans do not bear interest and there is no fixed term for repayment. During fiscal 2003 he lent us a total of $180,937, all of which was outstanding at December 31, 2003. During fiscal 2004 he lent us an additional $15,906. During fiscal 2004 we repaid Mr. Dwyer approximately $92,402 and he utilized an additional $60,875 due him for working capital advances as payment for the exercise price of options granted under his employment agreement as described above. During fiscal 2005 Mr. Dwyer lent us an additional $20,495. At December 31, 2005 we owned him approximately $39,560, net of repayments to him during the year of approximately $24,500. On June 23, 2006, $30,000 of related party accounts payable due by us to Mr. Matthew Dwyer, our CEO, was converted into 3,000,000 shares of common stock at a market price of $0.01 per share.

In February 2005, we issued 500,000 shares of our common stock to Wall Street-Review Financial Services, Inc., an affiliate of our CEO Mr. Dwyer, for an aggregate purchase price of $25,000. The shares were valued at $0.05 per share which was the fair market value of our common stock on the date of issuance. In February 2005 we also issued 393,335 shares of our common stock to Wall Street Review Financial Services, Inc. in satisfaction of debt of $15,813.

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

PART IV

ITEM 13. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT	NO.DESCRIPTION

3.1.1	Amended and Restated Articles of Incorporation (1)
3.1.2	Statement of Designation of Series A Preferred Stock (2)
3.2	Amended and Restated By-Laws (3)
3.3	Articles of Amendment filed June 30, 2004. (23)
3.4	Articles of Amendment filed July 1, 2004 (24)
3.5	Articles of Amendment dated June 25, 2004 (28)
3.6	Articles of Amendment dated June 25, 2004 (29)
10.1	2003 Omnibus Securities Plan, as amended (4) **
10.2	2003 Non-Qualified Stock Grant and Option Plan, as amended (5) **
10.3	Stock Purchase Agreement dated October 13, 2003 by and between Total Identity Corp. and Total Identity Systems Corp. (6)
10.4	Stock Purchase Agreement dated October 13, 2003 by and between Total Identity Corp. and Robert David (7)
10.5	Employment Agreement dated October 13, 2003 by and between Charles Finzer and Total Identity Corp. (8)**
10.6	Employment Agreement dated October 13, 2003 by and between Robert David and Total Identity Corp. (9)**
10.7	Promissory Note dated October 13, 2003 from Total Identity Systems Corp. to Robert David (10)
10.8	Pledge Agreement dated October 13, 2003 by and between Total Identity Corp. and Robert David (11)
10.9	Lease Agreement dated October 13, 2003 by and between Total Identity Systems Corp. and 2340 Townline Road Corporation (12)
10.10	Amendment No. 1 to the Common Stock Purchase Agreement dated February 23, 2004 by and between Total Identity Corp., Total Identity Systems Corp. and Robert David (13)
10.11	Amendment No. 1 to Common Stock Purchase Agreement dated February 23, 2004 by and between Total Identity Corp. and Robert David (14)
10.12	Amended and Restated Promissory Note dated February 23, 2004 (15)
10.13	Amended and Restated Pledge Agreement dated February 23, 2004 (16)
10.14	Lease Agreement dated February 23, 2004 (17)
10.15	Consulting Agreement dated February 23, 2004 by and between Total Identity Corp. and Robert David (18)**
10.16	Amended and Restated Pledge Agreement dated February 23, 2004 by and between Total Identity Corp., Robert David and Shapiro, Rosenbaum, Liebschultz and Nelson, LLP (19)
10.17	Employment Agreement dated February 23, 2004 with Matthew P. Dwyer (20)**
10.18	Consulting Agreement dated February 2, 2004 with Richard R. Dwyer (21) **

10.19	Settlement Agreement dated May 13, 2004 between Scott Siegel and Total Identity Corp. (22)
10.20	Employment Agreement with Jeffrey Hoffman (25)**
10.21	2004 Equity Compensation Plan (26)**
10.22	Agreement dated June 17, 2005 between Total Identity Corp. and WallStreet-Review Financial Services, Inc. (27) **
10.23	8% Note in the principal amount of $50,000 dated January 16, 2004 issued to Ms. Cindy Dolgin *
10.24	Note in the principal amount of $40,000 dated April 7, 2006 issued to Mr. Manuel B. Losada *
10.25	Note in the principal amount of $72,031 dated May 11, 2006 issue to Tripp Scott, P.A. *
21.1	Subsidiaries of the registrant *
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer *

*	filed herewith
**	compensatory agreement

(1)	Incorporated by reference to Exhibit 3.1 to the registration statement on Form SB-2 filed on April 14, 2000.
(2)	Incorporated by reference to Exhibit 4.1 to the registration statement on Form SB-2 filed on April 14, 2000.
(3)	Incorporated by reference to Exhibit 3.2 to the registration statement on Form SB-2 filed on April 14, 2000.
(4)	Incorporated by reference to Exhibit 10.1 to the annual report on Form 10-KSB for the fiscal year ended December 31, 2003.
(5)	Incorporated by reference to Exhibit 10.2 to the annual report on Form 10-KSB for the fiscal year ended December 31, 2003.
(6)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2003.
(7)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 28, 2003.
(8)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 28, 2003.
(9)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 28, 2003.
(10)	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 28, 2003.
(11)	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on October 28, 2003.
(12)	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 28, 2003.
(13)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 24, 2004.
(14)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 24, 2004.
(15)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 24, 2004.
(16)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 24, 2004.
(17)	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 24, 2004.
(18)	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 24, 2004.
(19)	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 24, 2004.
(20)	Incorporated by reference to Exhibit 10.17 to the annual report on Form 10-KSB for the fiscal year ended December 31, 2003.
(21)	Incorporated by reference to Exhibit 10.18 to the annual report on Form 10-KSB for the fiscal year ended December 31, 2003.
(22)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 20, 2004.
(23)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 24, 2004.
(24)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on September 24, 2004.
(25)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 24, 2004.
(26)	Incorporated by reference to Exhibit 10.1 to the registration statement on Form S-8 filed on February 11, 2005.
(27)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2005.
(28)	Incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-QSB/A for the period ended June 30, 2004.
(29)	Incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-QSB/A for the period ended June 30, 2004.
(30)	Incorporated by reference to Exhibit 10.23 to the annual report on Form 10-KSB for the period ended December 31, 2004.
(31)	Incorporated by reference to Exhibit 10.24 to the annual report on Form 10-KSB for the period ended December 31, 2004.
(32)	Incorporated by reference to Exhibit 10.25 to the annual report on Form 10-KSB for the period ended December 31, 2004.

(33)	Incorporated by reference to Exhibit 21.1 to the annual report on Form 10-KSB for the period ended December 31, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

HJ & Associates, LLC. served as our independent registered public accounting firm for fiscal 2005 and fiscal 2004. The following table shows the fees that were billed for the audit and other services provided by this firm for the 2005 and 2004 fiscal years.

	Fiscal 2005	Fiscal 2004

Audit Fees	$7,500	$12,500
Audit-Related Fees	0	2,500
Tax Fees	0	0
All Other Fees	2,500	4,000
TOTAL	$10,000	$19,000

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

December 31, 2005 and 2004

Contents

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

F2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Total Identity Corporation and Subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Total Identity Corporation and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statement based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Identity Corporation and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

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
Salt Lake City, Utah
     August 8, 2006

F3

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

December 31,
2005

CURRENT ASSETS

Prepaid expenses	$646

Total Current Assets	646

ASSETS FROM DISCONTINUED OPERATIONS (NOTE 3)	14,731

TOTAL ASSETS	$15,377

The accompanying notes are an integral part of these consolidated financial statements.
F4

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

December 31,
2004

CURRENT LIABILITIES

Cash overdraft	$213
Accounts payable	185,641
Accounts payable- related party (Note 5)	41,156
Accrued expenses	181,550
Convertible debenture (Note 5)	125,000
Notes payable (Note 5)	25,000
Notes payable- related party (Notes 5)	100,452

Total Current Liabilities	659,012

LIABILITIES FROM DISCONTINUED OPERATIONS (NOTE 3)	88,301

TOTAL LIABILITIES	747,313

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series “A” $0.01 par value,
1,500,000 shares authorized; -0- shares
issued and outstanding	-
Preferred stock, Series “B” $0.01 par value,
500,000 shares authorized; -0- issued and outstanding	-
Common stock, $0.01 par value, 30,000,000 shares
authorized; 17,992,506 shares issued and outstanding	179,924
Additional paid-in capital	9,849,837
Accumulated deficit	(10,761,697)

Total Stockholders’ Equity (Deficit)	(731,963)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$15,377

The accompanying notes are an integral part of these consolidated financial statements.
F5

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2005	2004

REVENUE	$-	$-

COST OF SALES	-	-

GROSS MARGIN	-	-

EXPENSES

Consulting and professional fees	82,515	659,136
Salaries and wages	230,000	264,375
Selling, general and administrative	13,476	111,380

Total Expenses	325,991	1,034,891

LOSS FROM OPERATIONS	(325,991)	(1,034,891)

OTHER INCOME (EXPENSE)

Interest expense	(18,571)	(74,518)
Gain (Loss) on extinguishments of debt	-	70,000

Total Other Income (Expense)	(18,571)	(4,518)

LOSS BEFORE DISCONTINUED OPERATIONS	(344,562)	(1,039,409)

GAIN (LOSS) ON DISCONTINUED OPERATIONS	(160,821)	515,472

NET LOSS	$(505,383)	$(523,937)

BASIC INCOME (LOSS) PER SHARE

Loss per share before discontinued operations	$(0.02)	$(0.06)
Income (loss) per share on discontinued operations	(0.01)	0.03

NET LOSS PER SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,547,096	15,229,431

The accompanying notes are an integral part of these consolidated financial statements.
F6

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, December 31, 2003	250,000	$2,500	12,459,671	$124,596	$8,770,102	$(9,732,377)

Series B preferred stock
retired in settlement	(250,000)	(2,500)	-	-	2,500

Common stock issued for
consulting services	-	-	1,700,000	17,000	263,000	-

Common stock issued for
salaries	-	-	375,000	3,750	65,250	-

Common stock issued as
incentive for loan to
Company	-	-	250,000	2,500	42,500	-

Common stock issued for
purchase of subsidiary	-	-	200,000	2,000	28,000	-

Common stock issued for
conversion of debt	-	-	400,000	4,000	72,000	-

Common stock issued for
warrant exercise	-	-	1,100,000	11,000	22,000	-

Common stock issued for
option exercise	-	-	662,500	6,625	54,250	-

Common stock cancelled	-	-	(1,800,000)	(18,000)	18,000	-

Stock warrants issued for services	-	-	-	-	157,000	-

Stock options issued for salary	-	-	-	-	99,375	-

Contribution of capital	-	-	-	-	74,000	-

Consolidated net loss for
the year ended December
31, 2004	-	-	-	-	-	(523,937)

Balance, December 31, 2004	-	-	15,347,171	153,471	9,667,977	(10,256,314)

Common stock issued for
Cash	-	-	500,000	5,000	20,000	-

Common stock issued for
warrant exercise	-	-	750,000	7,500	15,000	-

Common stock issued for
Services	-	-	1,000,000	10,000	70,000	-

Common stock issued for
Related party debt	-	-	395,335	3,953	11,860	-

Stock warrants issued for services	-	-	-	-	15,000	-

Stock options issued for salary	-	-	-	-	50,000	-

Balance forward	-	$-	17,992,506	$179,924	$9,849,837	$(10,256,314)
The accompanying notes are an integral part of these consolidated financial statements.
F7

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance forward	-	$-	17,992,506	$179,924	$9,849,837	$(10,256,314)

Consolidated net loss for
the year ended December
31, 2005	-	-	-	-	-	(505,383)

Balance, December 31, 2005	-	$-	17,992,506	$179,924	$9,849,837	$(10,761,697)

The accompanying notes are an integral part of these consolidated financial statements.
F8

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2005	2004
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(505,383)	$(523,937)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	642	229,475
(Gain) on extinguishments of debt	-	(70,000)
Loss on extinguishments of debt - discontinued	-	45,453
Stock issued for services, salary and interest	80,000	394,000
Stock options issued for salary	50,000	99,375
Stock warrants issued for services	15,000	157,000
(Gain) on discontinued operations	-	(663,852)
Changes in assets and liabilities:
(Increase) in receivables - discontinued	-	(231,005)
Decrease in inventory - discontinued	-	142,847
(Increase) decrease in prepaid and other assets	2,844	(4,080)
Decrease in other assets - discontinued	-	88,801
Increase in accounts payable - discontinued	-	236,618
Increase (decrease) in accounts payable and
accounts payable - related parties	157,593	(58,290)
Increase in customer deposit payable - discontinued	-	190,509
Increase in accrued expenses - discontinued	-	200,200
Increase (Decrease) in accrued expenses and
expenses - related	186,050	(12,413)

Net Cash Provided (Used) by Operating Activities	(13,254)	220,701

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment - discontinued	-	(2,678)
Purchase of property and equipment	(14,713)	-

Net Cash (Used) by Financing Activities	(14,713)	(2,678)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	25,000	-
Increase in bank overdraft	143	-
Payment on bank overdraft - discontinued	-	25,480
Payment on notes payable - discontinued	-	(320,235)
Proceeds from notes payable and related party notes	-	210,000
Payment of notes payable and related party notes	-	(130,444)

Net Cash Provided by Financing Activities	25,143	215,199

INCREASE (DECREASE) IN CASH	(2,824)	2,824
CASH AT BEGINNING OF PERIOD	2,824	-

CASH AT END OF PERIOD	$-	$2,824

The accompanying notes are an integral part of these consolidated financial statements.
F10

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

CASH PAID FOR:

Interest	$4,950	$160,490
Income taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Stock issued for services, salary and interest	$80,000	$394,000
Stock options issued for salary	$52,000	$99,375
Stock warrants issued for services	$15,000	$157,000
Stock issued for debt	$38,312	$199,875

The accompanying notes are an integral part of these consolidated financial statements.
F11

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

Total Identity Corporation (the “Company”), was organized in the State of Florida on July 22, 1991 for the purpose of managing the operations of retail thrift stores which offered for sale new and used articles of clothing, furniture, miscellaneous household items and antiques. Through its wholly owned subsidiaries, the Company operated six retail thrift stores that offered new and used articles of clothing, furniture, miscellaneous household items and antiques, and an Internet subsidiary which operated a business-to-consumer site that offered collectibles, art and antiques on a limited basis, until August 27, 2001, when the sale of these business units to the Company’s President and principal stockholder was complete.

On October 13, 2003, the Company purchased all of the outstanding stock of Total Identity Systems Corporation (“TIS”) (Note 7). TIS was incorporated on February 16, 1982 in the state of New York, under the name of Total Energy Services Corporation. On August 23, 1996, the Company changed its name to Total Identity Systems Corporation. On October 20, 1999, the Company began also operating under the name of Empire/Forster Sign & Awning. The Company designed, manufactured, and installed custom awnings and signs until November 24, 2004, when Mercantile and Trader’s Trust Company (M&T Bank), exercised rights given to it in a promissory note and other loan agreements, sweeping TIS’s accounts and applying them to the outstanding indebtedness of TIS to the M&T Bank, taking control of all mail to TIS, and taking control of all assets at TIS’s Rochester, New York facility to satisfy TIS’s indebtedness to M&T Bank. As a result of actions by M&T, TIS’s operations have ceased and its results of operations are treated as discontinued operations as of November 30, 2004.

During February 2005, the Company entered into a lease for 2,920 square feet of store front space in Pompano Beach, Florida for its wholly-owned subsidiary, Yard Sale Drop Off, Inc., formerly known as Total Identity Group, Inc., (YSDO) to begin principle operations of providing an internet based auction service. During May 2006, the Company sold all of the assets of YSDO and discontinued operations. As such, the results of operations for YSDO are treated as discontinued operations for the year ended December 31, 2005 (see Note 3) and the Company returned to the development stage on July 1, 2006.

b.  Basis of Presentation

The Company uses the accrual method of accounting for financial purposes and has elected December 31 as its year-end.

c.  Principles of Consolidation

The consolidated financial statements as of December 31, 2005 include those of Total Identity Corporation and its wholly-owned subsidiaries Total Identity Systems Corporation, Total Digital Communications, Inc. and Yard Sale Drop Off, Inc. All significant inter-company accounts and transactions have been eliminated.

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
F12

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation expense totaled $642 during the year ending December 31, 2005 and is included in the loss from discontinued operations amount (see Note 3).

f.  Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, and addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. This requirement eliminates APB30's requirement that discontinued operations be measured at net realizable value or that entities include under discontinued operations in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

g.  Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

h.  Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured

i.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2005 and 2004 was $2,500 and $-0-, respectively. All of the advertising expense for the year ended December 31, 2005 is included in the loss from discontinued operations (see Note 3).

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
F13

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In December 2004, the FASB issued SFAS No.153, “Exchange of Nonmonetary Assets” (SFAS 153). This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29 included certain exceptions to that principle and SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets

l.  Recent Accounting Pronouncements (Continued)

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

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company’s adoption of FIN 47 had no impact on the Company.

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
F14

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

m.  Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended
	December 31,
	2005	2004

Loss before discontinued operations	$(344,562)	$(1,039,409)
Discontinued operations	(160,821)	515,472

Net loss	$(505,383)	$(523,937)

Weighted average number of shares outstanding	17,547,096	15,229,431

Loss per share before discontinued operations	$(0.02)	$(0.06)
Income (Loss) per share on discontinued operations	(0.01)	0.03

Total loss per share	$(0.03)	$(0.03)

F15

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m.  Basic Loss Per Share (Continued)

Net loss per share is computed in accordance with SFAS No. 128, “Earning Per Share”, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. During each year presented the Company has outstanding equity instruments which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive.

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

Net deferred tax assets and liabilities consist of the following components as of December 31, 2005:

2005
Deferred tax assets:
NOL carryover	$1,627,100
Related party wages and interest	70,800

Deferred tax liabilities:	-

Valuation allowance	(1,697,900)

Net deferred tax assets and liabilities	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December31, 2005 due to the following:

2005

Book income (loss)	$(197,100)
Stock for services/options expense	56,550
Other	250
Valuation allowance	140,300

$-
At December 31, 2005, the Company had net operating loss carryforwards of approximately $4,100,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the December 31, 2005 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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
F16

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

o. Change in Authorized Shares and Par Value

On May 2, 2003, the Company amended its Articles of Incorporation and increased its authorized shares from 1,500,000 to 30,000,000 and changed its par value to $0.01 from $0.10. The consolidated financial statements have been retroactively adjusted for the change in par value.

p. Reclassification of Prior Year Balances

The classification of certain balances within the consolidated financial statements for the year ended December 31, 2004 have been changed to be consistent with the classification of the consolidated financial statements for the year ending December 31, 2005.

NOTE 2  COMMITMENTS AND CONTINGENCIES

Litigation

During February 2005, a lawsuit was commenced in the Supreme Court of the State of New York, County of Monroe, under the caption Stephen E. Webster v. Richard Dwyer, Matthew P. Dwyer, Phillip Mistretta, Total Digital Displays, Inc., Leslie W. Kernan, Jr., Lacy Katzen LLP, et al. The plaintiff, Stephen E. Webster, previously purchased a $125,000 debenture from Total Identity Corporation and is seeking payment of the convertible debenture by alleging that he was fraudulently induced to purchase the debenture. The Company has filed various motions in its defense and in September 2005 a judgment was grant against the Company and other parties for $125,000 plus 9% interest per annum. In February of 2006 the judgment was vacated. In March of 2006 the Company’s attorneys filed a motion to withdraw as counsel, which was granted. As of this time the Company has not retained new counsel and is not sure if it will be able to adequately defend itself due to its lack of resources. The convertible debenture is recorded as a current liability as of December 31, 2005.
On May 4, 2004 a judgment was granted against the Company in a lawsuit filed in the Superior Court for Orange County, California. The suit sought collection of legal fees and costs totaling $$50,714 including accrued interest at the rate of 10% per annum, attorney’s fees and court costs. A total of $58,703 is included in accounts payable at December 31, 2005.

Consulting Agreements

During March 2005, the Company entered into two one-year consulting agreements with individuals for consulting related to the business of the Company’s wholly-owned subsidiary, YSDO. The agreements call for up front one-time payments of 250,000 and 750,000 fully earned shares, or a total of 1,000,000 shares valued at a market price of $0.08 on the date of issue totaling $80,000.

Operating Leases

During February 2005, the Company entered into a lease for 2,920 square feet of store front space in Pompano Beach, Florida for its wholly-owned subsidiary, Yard Sale Drop Off, Inc. The term of the lease is 60 months and calls for total payments of $147,275 plus sales and property tax and assessments and utilities. The lease was subsequently terminated in October 2005 at no penalty.

NOTE 3  SALES AND ACQUISITIONS AGREEMENTS

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
December 31, 2005 and 2004

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

On or about July 26, 2004, Mr. David commenced two arbitrations against the Company and TIS with the American Arbitration Association, alleging that (a) the Company had improperly terminated his consulting agreement and (b) the Company was in default of certain payment obligations under the acquisition agreements. In his notice of default, Mr. David demanded that the Company’s promissory note in the amount of $400,000 be immediately due and payable. In his demands for arbitration, Mr. David sought $95,000 that is allegedly due and owning under the consulting agreement and damages in excess of $150,000 arising out of the Company’s alleged defaults under the acquisition agreements.

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
December 31, 2005 and 2004

NOTE 3  SALES AND ACQUISITIONS AGREEMENTS (CONTINUED)

Acquisition Total Identity Systems Corporation (Continued)
operations have ceased. All operating results of TIS are included in discontinued operations as of December 31, 2004. No tax benefit has been attributed to discontinued operations.

The following is an unaudited summary of the loss from discontinued operations resulting from the disposal of TIS:

For the
Year Ended
December 31, 2004

REVENUE	$8,042,602

COST OF SALES	4,991,771

GROSS MARGIN	3,050,831

EXPENSES
Amortization and depreciation	229,475
Selling, general and administrative expense	2,947,966

Total Expenses	(3,177,441)

LOSS FROM OPERATIONS	(126,610)

OTHER INCOME (EXPENSE)
Interest expense	(93,084)
Other income	71,314
Gain on forgiveness of debt	4,853,867
Loss on disposal of assets	(4,190,015)

Total Other Income (Expense)	642,082

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$515,472

F18

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 3  SALES AND ACQUISITIONS AGREEMENTS (CONTINUED)

Sale of Yard Sale Drop Off

During March 2006, the Company entered into an agreement to sell all of the assets of its wholly-owned subsidiary YSDO to an individual for $8,000 in cash and discontinue its operations. Payment was received in four installments of $2,000 a piece, the last payment being in May 2006, when the Company released all assets to the purchaser. All operating results of YSDO are included in discontinued operations as of December 31, 2005. No tax benefit has been attributed to discontinued operations.

The following is a summary of the loss from discontinued operations resulting from the disposal of YSDO:

For the
Year Ended
December 31, 2005

REVENUE	$13,528

COST OF SALES	(43,636)

GROSS DEFICIT	(30,108)

EXPENSES
Depreciation	642
Consulting and professional fees	88,066
Selling, general and administrative expense	42,005

Total Expenses	(130,713)

NET LOSS FROM DISCONTINUED OPERATIONS	$(160,821)

Sale of Total Digital Displays

On December 15, 2004, our wholly owned subsidiary Total Digital acquired certain assets from an individual, including the seller’s rights under a purported license agreement with Major League Baseball. The purchase price for the assets was paid by the issuance of 10,000,000 shares of Total Digital’s common stock to the seller. The 10,000,000 shares represented approximately 93% of Total Digital’s outstanding common stock at the time of issuance.

On December 29, 2004, the Company intended to distribute to its shareholders of record on December 15, 2004, as a dividend. On January 11, 2005, the Company determined that the seller of the assets had fraudulently misrepresented the ownership of the license from Major League Baseball when, in fact, the seller did not own any such license. As a result, on January 11, 2005, the Company notified the seller of claims it had against it and demanded rescission of the asset purchase agreement, including its return of the 10,000,000 shares of Total Digital. The seller failed to comply with the Company’s demands, and the Company filed suit against the seller in Broward Circuit Court. In August 2005 the court awarded the Company a default against the seller for failure to file an answer to the complaint within the prescribed timeframe; however, in September 2005 the default was set aside. At this time, Total Digital has no assets and there is no market for the shares of Total Digital. In light of the foregoing, the opinion of counsel that caused the shares of Total Digital to be issued without legend has been withdrawn, and the Company is treating the shares of Total Digital that were distributed to its shareholders as restricted securities.

F19

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
NOTE 4  NOTES PAYABLE

Notes payable consist of the following amounts at December 31, 2005:
2005
Notes payable to a related party individual, unsecured,
due on demand	40,000

Notes payable to a former officer, unsecured,
due on demand (Related party)	35,265

Note payable to a former director, unsecured,
past due, interest at 6% (Related party)	25,187

Note payable to a corporation, unsecured,
due on demand, interest at 12%	25,000

Convertible debenture payable to a corporation, unsecured,
due on demand, interest at 12%, convertible at $0.25 per share	125,000

Total current notes payable	$250,452

NOTE 5  RELATED PARTY TRANSACTIONS

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

As of December 31, 2005, the Company owed three related parties $114,430 for amounts loaned to the Company for operating expenses, of which $73,284 is included in liabilities of discontinued operations.

As of December 31, 2005, the Company has two notes payable to former officers totaling $60,452.

Employment Agreement

During 2004, the Company entered into an employment agreement with an individual to act as Chief Executive and Finance Officer of the Company. The agreement calls for a salary of $180,000 per year and stock options of 200,000 shares per quarter, issued and fully vested on the first day of the quarter, exercisable for five years at the market price on the date of issue. The Company recognized $50,000 in compensation expense related to the issuance of the options, paid $8,500 in salary in cash and accrued $171,500 in wages payable.

Consulting Agreements

On February 2, 2004, the Company entered into a consulting agreement with Richard R. Dwyer, its former Chief Executive Officer. The agreement was for an initial term of one year, subject to a six-month renewal term. Mr. Dwyer provides consulting services in the areas of corporate development, acquisitions and strategic planning. For his services, Mr. Dwyer received fully vested and exercisable warrants to purchase 1,100,000 shares of our common stock at an exercise price of $.03 per share during 2004. By December 31, 2004, all 1,100,000 warrants were exercised through the conversion of related party payables totaling $33,000. The Company recognized $157,000 in consulting expense related to the grant of these warrants.

On February 2, 2005, the Company extended the agreement and issued warrants to purchase 750,000 shares of common
F20

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 5  RELATED PARTY TRANSACTIONS (CONTINUED)

stock, which were subsequently exercised at a price of $0.03 per share. The Company recognized $15,000 in expense associated with the grant of the warrants.

Settlement Agreement

On May 13, 2004, the Company and Scott Siegel, a former officer and director, entered into an agreement resolving certain disputes that had arisen relating to the ownership of 1,050,000 shares of the Company’s common stock and 250,000 shares of its Series A preferred stock that were the subject of a stock purchase agreement dated February 21, 2003. As a result of the terms of the settlement the Company has recorded a note payable of $35,265. The amount payable to Mr. Siegel is to be paid (a) one-third for each million dollars in financing raised by the Company after June 27, 2004 or (b) pro-rata to the extent that other officers or directors of the Company receive repayment of indebtedness from third-party financing obtained by the Company subsequent to June 27, 2004. No amounts were paid during the years ended December 31, 2005 and 2004.

NOTE 6  COMMON STOCK AND EQUITY INSTRUMENTS

Common Stock

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

2003 Omnibus Securities Plan

On May 2, 2003, the Company approved the 2003 Omnibus Securities Plan (the Securities Plan) by written consent of the holders of a majority of its voting stock, and ratified on June 17, 2003. On January 12, 2004, the Company approved the increase of the number of shares available for issuance under the Securities Plan from 140,000 to 800,000. Under the Securities Plan, stock-based awards in the form of incentive and non-qualified stock options, restricted and restricted stock awards, and performance stock awards may be made. The Board of Directors of the Company or Securities Plan administrator has the discretion to select the persons to whom awards will be granted; grant awards under the Securities Plan; determine the number of shares to be covered by each award; determine the nature, amount, pricing, timing and other terms of the award; interpret, construe and implement the provisions of the Securities Plan; and terminate, modify or amend the Securities Plan. As of December 31, 2005, 625,000 shares have been issued under the Securities Plan.

2003 Non-Qualified Stock Option and Grant Plan

On May 2, 2003, the Company approved and ratified the 2003 Non-Qualified Stock Option and Grant Plan (the Option Plan) by written consent of a majority of its voting stock. On November 14, 2003, the Company approved the increase of the number of shares available for issuance under the Option Plan to 3,000,000 and on January 12, 2004 increased the number of shares available for issuance to 5,200,000. Under the Option Plan, stock-based awards in the form of non-qualified stock options and
F21

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 6  COMMON STOCK AND EQUITY INSTRUMENTS (CONTINUED)

2003 Non-Qualified Stock Option and Grant Plan (Continued)

restricted, unrestricted and performance-based stock awards may be made. The Board of Directors of the Company or Option Plan administrator has the discretion to select the persons to whom awards will be granted; grant awards under the Option Plan; determine the number of shares to be covered by each award; determine the nature, amount, pricing, timing and other terms of the award; interpret, construe and implement the provisions of the Option Plan; and terminate, modify or amend the Option Plan. As of December 31, 2005, awards covering 5,100,000 shares have been made under the Option Plan.

2004 Equity Compensation Plan

On June 15, 2004, the Board of Directors initially authorized and approved the Total Identity Corp. 2004 Equity Compensation Plan (the Plan). The Company reserved a total of 2,500,000 shares of common stock for issuance upon the exercise of options and the grant of other awards under the Plan. Awards under the Plan must be issued only for bona fide services and may not be issued under the Plan for services in connection with the offer and sale of securities in a capital raising or capital promoting transaction. As of December 31, 2005, 1,500,000 shares were issued under the plan.

Stock Options and Warrants

The Company applies SFAS 123 in accounting for the issuance of all equity instruments. Under SFAS 123, compensation cost is recognized in accordance with the fair value based method prescribed in SFAS 123 for stock based awards granted. The Company estimated the fair value of each stock As a result of applying SFAS 123, the Company incurred an additional expense of $15,000 and $157,000 for services rendered by non-employees and $50,000 and $99,375 for services rendered by employees for the years ended December 31, 2005 and 2004, respectively.

We estimated the fair value of the stock options at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

For the Year
Ended
December 31, 2005

Risk free interest rates	2.18% - 4.24%
Expected lives	1 month - 5 years
Expected volatilities	117% - 481%
Dividend yields	0.00%

F22

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 6  COMMON STOCK AND EQUITY INSTRUMENTS (CONTINUED)

Stock Options and Warrants (Continued)
A summary of the status of the Company’s outstanding stock options and warrants as of December 31, 2005 and 2004 and changes during the years then ended is presented below:

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning
of year	-	$-	-	$-
Granted	1,550,000	0.05	1,762,500	0.05
Expired/Cancelled	-	-	-	-
Exercised	(750,000)	(0.03)	(1,762,500)	(0.05)

Outstanding end of year	800,000	$0.07	-	$-

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

Management believes that, based upon the current operating plan of divesting itself of discontinued operations of YSDO and pursuing the acquisition of another business entity with substantial assets, which produces cash flows from operations, should help alleviate the adverse financial condition of the Company. Investors should be aware the Company's existing working capital will not be sufficient to fund its ongoing expenses of a reporting company through December 31, 2006. If the Company is not successful in identifying and acquiring another business entity with substantial assets which produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations, seek protection under existing bankruptcy laws or cease doing business. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.

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
December 31, 2005 and 2004

NOTE 8  SUBSEQUENT EVENTS

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

F24