Form 10QSB
period 2005-03-31
TOTAL IDENTITY CORP
filed 2006-09-21
CIK 1016611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-30011

TOTAL IDENTITY CORP.
(Exact name of small business issuer as specified in charter)

FLORIDA	65-0309540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

1007 North Federal Highway, Suite D-6
Fort Lauderdale, Florida 33304
(Address of principal executive offices)

(561) 208-8101
(Issuer's telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,392,510 shares at August 31, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

TOTAL IDENTITY CORP. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED MARCH 31, 2005

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS

Cash	$383	$2,824
Prepaid expenses	3,204	4,080

Total Current Assets	3,587	6,904

ASSETS FROM DISCONTINUED OPERATIONS (Note 3)	3,646	-

TOTAL ASSETS	$7,233	$6,904

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31,	December 31,
	2005	2004
	(Unaudited)

CURRENT LIABILITIES

Accounts payable	$146,139	$142,644
Accounts payable- related party (Note 4)	26,323	47,174
Accrued expenses	38,563	1,500
Convertible debenture	125,000	125,000
Notes payable	25,000	25,000
Notes payable- related party (Note 4)	100,452	100,452

Total Current Liabilities	461,477	441,770

LIABILITIES FROM DISCONTINUED OPERATIONS (Note 3)	27,316	-

TOTAL LIABILITIES	488,793	441,770

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series “A” $0.01 par value,
1,500,000 shares authorized; -0- shares
issued and outstanding	-	-

Preferred stock, Series “B” $0.01 par value,
500,000 shares authorized; -0- issued and outstanding	-	-

Common stock, $0.01 par value, 30,000,000 shares
authorized, 17,992,506 and 15,347,171 shares issued
and outstanding, respectively	179,924	153,471
Additional paid-in capital	9,811,837	9,667,977
Accumulated deficit	(10,473,321)	(10,256,314)

Total Stockholders’ Equity (Deficit)	(481,560)	(434,866)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$7,233	$6,904
The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004

REVENUE	$-	$-

COST OF SALES	-	-

GROSS MARGIN	-	-
EXPENSES

Consulting and professional fees	35,279	103,418
Salaries and wages	57,000	-
Selling, general and administrative	1,491	15,467

Total Expenses	93,770	118,885
LOSS FROM OPERATIONS	(93,770)	(118,885)
OTHER INCOME (EXPENSE)

Interest expense	(3,375)	(10,188)
Other income	1	-

Total Other Income (Expense)	(3,374)	(10,188)

LOSS BEFORE DISCONTINUED OPERATIONS	(97,144)	(129,073)

GAIN (LOSS) ON DISCONTINUED OPERATIONS (Note 3)	(119,863)	128,272

NET LOSS	$(217,007)	$(801)

BASIC INCOME (LOSS) PER SHARE

Loss per share before discontinued operations	$(0.00)	$(0.01)
Income (loss) per share on discontinued operations	(0.01)	0.01

NET LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,186,120	14,741,893

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, December 31, 2003	250,000	$2,500	12,459,671	$124,596	$8,770,102	$(9,732,377)

Series B preferred stock
retired in settlement	(250,000)	(2,500)	-	-	2,500

Common stock issued for
consulting services	-	-	1,700,000	17,000	263,000	-

Common stock issued for
salaries	-	-	375,000	3,750	65,250	-

Common stock issued as
incentive for loan to
Company	-	-	250,000	2,500	42,500	-

Common stock issued for
purchase of subsidiary	-	-	200,000	2,000	28,000	-

Common stock issued for
conversion of debt	-	-	400,000	4,000	72,000	-

Common stock issued for
warrant exercise	-	-	1,100,000	11,000	22,000	-

Common stock issued for
option exercise	-	-	662,500	6,625	54,250	-

Common stock cancelled	-	-	(1,800,000)	(18,000)	18,000	-

Stock warrants issued for services	-	-	-	-	157,000	-

Stock options issued for salary	-	-	-	-	99,375	-

Contribution of capital	-	-	-	-	74,000	-

Consolidated net loss for
the year ended December
31, 2004	-	-	-	-	-	(523,937)

Balance, December 31, 2004	-	-	15,347,171	153,471	9,667,977	(10,256,314)

Common stock issued for
Cash	-	-	500,000	5,000	20,000	-

Common stock issued for
warrant exercise	-	-	750,000	7,500	15,000	-

Common stock issued for
Services	-	-	1,000,000	10,000	70,000	-

Common stock issued for
Related party debt	-	-	395,335	3,953	11,860	-

Stock warrants issued for services	-	-	-	-	15,000	-

Balance forward	-	$-	17,992,506	$179,924	$9,799,837	$(10,256,314)

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance forward	-	$-	17,992,506	$179,924	$9,799,837	$(10,256,314

Stock options issued for salary - unaudited	-	-	-	-	12,000	-

Consolidated net loss for
the three months ended March
31, 2005 - unaudited	-	-	-	-	-	(217,007)

Balance, March 31, 2005
- unaudited	-	$-	17,992,506	$179,924	$9,811,837	$(10,473,321)

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(217,007)	$(801)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization - discontinued	-	72,454
Stock issued for services, salary and interest	80,000	281,500
Stock options issued for salary	12,000	9,375
Stock warrants issued for services	15,000	157,000
Changes in assets and liabilities:
(Increase) in receivables - discontinued	-	(371,055)
(Increase in inventory - discontinued	-	(57,893)
Decrease in prepaid and other assets	876	-
(Increase) decrease in other assets - discontinued	(590)	47,458
Increase (decrease) in accounts payable and
accounts payable related party - discontinued	43,084	(308,031)
Increase in accounts payable and accounts payable
- related parties	5,189	40,486
Increase in customer deposit payable - discontinued	-	521,733
(Decrease) in accrued expenses - discontinued	-	(48,214)
Increase (Decrease) in accrued expenses and
expenses - related	37,063	-

Net Cash Provided (Used) by Operating Activities	(24,385)	344,012

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment - discontinued	(2,568)	-

Net Cash (Used) by Financing Activities	(2,568)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	25,000	-
Payment on bank overdraft - discontinued	-	(12,074)
Payment on notes payable - discontinued	-	(148,405)
Proceeds from notes payable and related party notes	-	-

Net Cash Provided (Used) by Financing Activities	25,000	(160,479)

INCREASE (DECREASE) IN CASH	(1,953)	183,533
CASH AT BEGINNING OF PERIOD	2,824	-

Cash from continuing operations	383	2,824
Cash from discontinued operations	488	180,709

CASH AT END OF PERIOD	$871	$183,533
The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

CASH PAID FOR:

Interest	$2,813	$35,400
Income taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Stock issued for services, salary and interest	$80,000	$281,500
Stock options issued for salary	$12,000	$9,375
Stock warrants issued for services	$15,000	$157,000
Stock issued for debt	$38,312	$200,000
The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and December 31, 2004

NOTE 1    BASIS OF FINANCIAL STATEMENT PRESENTATION

The condensed financial statements presented are those of Total Identity Corp (the Company). The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2    COMMITMENTS AND CONTINGENCIES

Litigation

During February 2005, a lawsuit was commenced in the Supreme Court of the State of New York, County of Monroe, under the caption Stephen E. Webster v. Richard Dwyer, Matthew P. Dwyer, Phillip Mistretta, Total Digital Displays, Inc., Leslie W. Kernan, Jr., Lacy Katzen LLP, et al. The plaintiff, Stephen E. Webster, previously purchased a $125,000 debenture from Total Identity Corporation and is seeking payment of the convertible debenture by alleging that he was fraudulently induced to purchase the debenture. The Company has filed various motions in its defense and in September 2005 a judgment was grant against the Company and other parties for $125,000 plus 9% interest per annum. In February of 2006 the judgment was vacated. In March of 2006 the Company’s attorneys filed a motion to withdraw as counsel, which was granted. In August of 2006 a default judgment was granted against the Company. The Company's current resources may not permit it to appeal or otherwise contest the default judgment.

On May 4, 2004 a judgment was granted against the Company in a lawsuit filed in the Superior Court for Orange County, California. The suit sought collection of legal fees and costs totaling $50,714 including accrued interest at the rate of 10% per annum, attorney’s fees and court costs. A total of $58,703 is included in accounts payable at March 31, 2005.

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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and December 31, 2004

NOTE 3    DISCONTINUED OPERATIONS

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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and December 31, 2004

NOTE 3    SALES AND ACQUISITIONS AGREEMENTS (CONTINUED)

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

In exercising these rights, M&T prevented TIS from conducting and funding its day-to-day operations, and accordingly, operations have ceased. All operating results of TIS are included in discontinued operations as of March 31, 2005. No tax benefit has been attributed to discontinued operations.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and December 31, 2004

NOTE 3    SALES AND ACQUISITIONS AGREEMENTS (CONTINUED)

Acquisition Total Identity Systems Corporation (Continued)

The following is an unaudited summary of the loss from discontinued operations resulting from the disposal of TIS:

For the
Three Months Ended
March 31, 2005

REVENUE	$2,703,515

COST OF SALES	1,219,967
GROSS MARGIN	1,483,548

EXPENSES
Amortization and depreciation	72,454
Selling, general and administrative expense	1,206,435
Total Expenses	(1,278,889)
LOSS FROM OPERATIONS	204,659
OTHER INCOME (EXPENSE)
Interest expense	(38,297)
Other income	649
Other expense	(38,739)
Total Other Income (Expense)	(76,387)
NET INCOME FROM DISCONTINUED OPERATIONS	$128,272

During March 2006, the Company entered into an agreement to sell all of the assets of its wholly-owned subsidiary YSDO to an individual for $8,000 in cash and discontinue its operations. Payment was received in four installments of $2,000 a piece, the last payment being in May 2006, when the Company released all assets to the purchaser. All operating results of YSDO are included in discontinued operations as of March 31, 2005. No tax benefit has been attributed to discontinued operations.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and December 31, 2004

NOTE 3    SALES AND ACQUISITIONS AGREEMENTS (CONTINUED)

Discontinued Operations of Yard Sale Drop Off (Continued)

The following is an unaudited summary of the loss from discontinued operations resulting from the disposal of YSDO:

For the
Three Months Ended
March 31, 2005

REVENUE	$388

COST OF SALES	29,872

GROSS DEFICIT	(29,484)

EXPENSES
Selling, general and administrative expense	90,379

Total Expenses	(90,379)
NET LOSS FROM DISCONTINUED OPERATIONS	$(119,863)

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

On December 29, 2004, the Company intended to distribute to its shareholders of record on December 15, 2004, as a dividend. On January 11, 2005, the Company determined that the seller of the assets had fraudulently misrepresented the ownership of the license from Major League Baseball when, in fact, the seller did not own any such license. As a result, on January 11, 2005, the Company notified the seller of claims it had against it and demanded rescission of the asset purchase agreement, including its return of the 10,000,000 shares of Total Digital. To date, the seller has not complied with our demands and has denied any wrongdoing and at this time Total Digital has no assets or liabilities.  In addition, the Company has been advised that Total Digital was administratively dissolved on September 16, 2005 by the State of Florida resulting from its failure to file its annual report.

During 2005 the Company filed suit in Broward County, Florida circuit court and was awarded a default in August 2005 as a result of the defendant's failure to answer our complaint within the prescribed timeframe; however, in September 2005 the court set aside the default and as of August 31, 2006 the case remains pending.  In light of the foregoing, the opinion of counsel  that caused the shares of Total Digital to be issued without legend has been withdrawn and the shares of Total Digital continued to be shown as distributed to the Company’s shareholders as restricted securities.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and December 31, 2004

NOTE 4    RELATED PARTY TRANSACTIONS

Accounts and Notes Payable

As of March 31, 2005, the Company owed three related parties $100,452 for amounts loaned to the Company for operating expenses.

As of March 31, 2005, the Company has accounts payable to former officers totaling $26,323.

Employment Agreement

During 2004, the Company entered into an employment agreement with an individual to act as Chief Executive and Finance Officer of the Company. The agreement calls for a salary of $180,000 per year and stock options of 200,000 shares per quarter, issued and fully vested on the first day of the quarter, exercisable for five years at the market price on the date of issue. The Company recognized $12,000 in compensation expense related to the issuance of the options, paid $8,500 in salary in cash and accrued $36,500 in wages payable.

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

On February 2, 2005, the Company extended the agreement and issued warrants to purchase 750,000 shares of common stock, which were subsequently exercised at a price of $0.03 per share. The Company recognized $15,000 in expense associated with the grant of the warrants.

Settlement Agreement

On May 13, 2004, the Company and Scott Siegel, a former officer and director, entered into an agreement resolving certain disputes that had arisen relating to the ownership of 1,050,000 shares of the Company’s common stock and 250,000 shares of its Series A preferred stock that were the subject of a stock purchase agreement dated February 21, 2003. As a result of the terms of the settlement the

Company has recorded a note payable of $35,265. The amount payable to Mr. Siegel is to be paid (a) one-third for each million dollars in financing raised by the Company after June 27, 2004 or (b) pro-rata to the extent that other officers or directors of the Company receive repayment of indebtedness from third-party financing obtained by the Company subsequent to June 27, 2004. No amounts were paid during the period ended March 31, 2005.

NOTE 5    COMMON STOCK AND EQUITY INSTRUMENTS
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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and December 31, 2004

NOTE 5    COMMON STOCK AND EQUITY INSTRUMENTS (CONTINUED)

During February 2005, the Company issued 395,335 shares of its common stock to Wall Street-Review Financial Services, Inc. in exchange for debt of $15,813, or $0.04 per share, which was the closing bid price for the Company’s common stock on the date of issuance.

During March 2005, the Company entered into two one-year consulting agreements with individuals for consulting related to the business of the Company’s wholly-owned subsidiary, YSDO. The agreements call for up front one-time payments of 250,000 and 750,000 fully earned shares, or a total of 1,000,000 shares valued at a market price of $0.08 on the date of issue totaling $80,000.

Stock Options and Warrants

On January 1, 2005, the Company issued 200,000 options to purchase its common stock to an officer exercisable at a price of $0.06 per share. The Company recognized $12,000 in compensation expense related to the issuance of the options.

On February 2, 2005, the Company extended the agreement and issued warrants to purchase 750,000 shares of common stock, which were subsequently exercised at a price of $0.03 per share. The Company recognized $15,000 in expense associated with the grant of the warrants.

NOTE 6    GOING CONCERN

The Company's unaudited consolidated financial statements are prepared using Generally Accepted Accounting Principals applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern.

Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about the Company's ability to continue as a going concern are as follows:

Management believes that, based upon the current operating plan of divesting itself of discontinued operations of YSDO and pursuing the acquisition of another business entity with substantial assets, which produces cash flows from operations, should help alleviate the adverse financial condition of the Company. Investors should be aware the Company's existing working capital will not be sufficient to fund its ongoing expenses of a reporting company through December 31, 2005 If the Company is not successful in identifying and acquiring another business entity with substantial assets which produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations, seek protection under existing bankruptcy laws or cease doing business. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.

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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and December 31, 2004

NOTE 6    GOING CONCERN (Continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7    SUBSEQUENT EVENTS

On April 1, 2005, the Company issued 200,000 options to purchase its common stock to an officer exercisable at a price of $0.10 per share. The Company recognized $20,000 in compensation expense related to the issuance of the options.

On July 1, 2005, the Company issued 200,000 options to purchase its common stock to an officer exercisable at a price of $0.03 per share. The Company recognized $6,000 in compensation expense related to the issuance of the options.

On October 1, 2005, the Company issued 200,000 options to purchase its common stock to an officer exercisable at a price of $0.07 per share. The Company recognized $12,000 in compensation expense related to the issuance of the options.

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

During April 2006, the Company borrowed $40,000 from an individual. The note payable is due in six months, carries interest at 2% per month and is payable after three months without penalty. As inducement to issue the note, the Company issued 800,000 shares of common stock.

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

During June 2006, the Company borrowed $25,000 from an individual. The note payable is due July 31, 2006 and carries interest at 12% per annum. As inducement to issue the note, the Company issued 100,000 shares of

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and December 31, 2004

NOTE 7    SUBSEQUENT EVENTS (CONTINUED)

common stock.

During June 2006, $30,000 of a related party note payable was converted into 3,000,000 shares of common stock at $0.01 per share.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the period ended March 31, 2005 and notes thereto appearing elsewhere in this quarterly report.

During fiscal 2004 our operations were those of our TISC subsidiary. During November 2004, we learned that Mercantile and Trader's Trust Company had exercised certain rights granted under the loan documents and had “swept” TISC’s accounts aggregating approximately $200,000 maintained at the bank, and applied the proceeds to the outstanding indebtedness of TISC to the bank. In addition, Mercantile and Trader's Trust Company notified the United States Post Office that it was exercising its rights under the loan documents to take control over all mail directed to us and the bank had changed the locks at TISC’s Rochester, New York facility, and was seeking to take control over TISC’s assets in order to satisfy TISC’s indebtedness to Mercantile and Trader's Trust Company. In exercising these rights, the Mercantile and Trader's Trust Company assumed control over TISC and prevented TISC from conducting and funding its day-to-day operations. In light of the actions taken by the bank, including our loss of control over TISC’s records and operations and the prospect that our registered public accounting firm would thereafter be unable to audit TISC’s books and records, we treated the operations of TISC as discontinued operations as of November 30, 2004, and, accordingly, our financial statements for the fiscal years ended December 31, 2004 and 2003 contained in our annual report on Form 10-KSB as previously filed with the Securities and Exchange Commission reflect the impact of discontinuing the operations of TISC.  Revenues for TISC for fiscal 2004, as well as costs of sale and expenses related to TISC's operations have been included in discontinued operations for the respective periods in the financial statements.

In January 2005, we commenced operations of our Yard Sale Drop Off, Inc. (“YSDO”) subsidiary. YSDO operated as a trading assistant and “power seller” that assisted others to list and sell items through on-line auctions on the eBay website.  During March 2006 we entered into an agreement to sell all of the assets of our YSDO subsidiary to an individual for $8,000 and discontinue its operations. Revenues from YSDO as well as cost of sales and expenses related to YSDO's operations have been included in discontinued operations for the three months ended March 31, 2005 in the financial statements appearing elsewhere in this report.

Results of Operations

Three months ended March 31, 2005 as compared to the three months ended March 31, 2004

			Increase/	Increase/
	Three Months Ended		(Decrease)	(Decrease)
	3/31/2005	3/31/2004	$ 2005 vs 2004	% 2005 vs 2004
Revenue	-	-	-	-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Expenses
Consulting fees	35,279	103,418	(68,139)	-65.9%
Salaries and wages	57,000	-	57,000	100.0%
Selling, general and administrative	1,491	15,467	(13,976)	-90.4%
Total expenses	93,770	118,885	(25,115)	-21.1%

Loss from operations	(93,770)	(118,885)	25,115	-21.1%

Other income (expense)
Interest expense	(3,375)	(10,188)	6,813	-66.9%
Other income	1	-	1	100.0%
Total other income (expense)	(3,374)	(10,188)	6,814	-66.9%

Loss before discontinued operations	(97,144)	(129,073)	31,929	-24.7%

Discontinued operations	(119,863)	128,272	(248,135)	-193.4%
Net loss	(217,007)	(801)	(216,206)	26992.0%

Total expenses

Our total expenses for the three months ended March 31, 2005 were $93,770, a decline of $25,115, or approximately 21%, from our total expenses of $118,885 for the three months ended March 31, 2004. Included in this decrease were the following:

▪ For the three months ended March 31, 2005 consulting and professional fees declined $68,139, or approximately 66%, to $35,279 from $103,418 for the three months ended March 31, 2004. Consulting fees included approximately $20,279 of cash paid and accounts payable due under the terms of various consulting agreements and $15,000 representing the value of warrants to purchase our common stock which we issued as compensation for business consulting services rendered to us,

▪ Salaries and wages increased $57,000, or 100%, to $57,000 for the three months ended March 31, 2005 from $0 for the three months ended March 31, 2004.  This increase is primarily attributable to expenses related to the employment agreements for our CEO and CFO, and

▪ Selling, general and administrative expense decreased $13,976, or approximately 90%, to $1,491 for the three months ended March 31, 2005 from $15,467 for the three months ended March 31, 2004 as a result of an overall reduction in our operations in the fiscal 2005 period.

Total other income (expense)

Total other expense decreased $6,813, or approximately 67%, for the three months ended March 31, 2005 from the comparable period in fiscal 2004 which reflects a reduction in interest expense as a result of our reduced borrowings in the fiscal 2005 period.

Discontinued operations

As described earlier in this section, in fiscal 2004 we discontinued the operations of TISC and we discontinued the operation of YSDO in fiscal 2006, of which the effect is shown retroactive. We reported discontinued operations for the three months ended March 31, 2005 of a loss of $119,863 related to the operations of YSDO. For the three months ended March 31, 2004 we reported income on discontinued operations of $128,272 related to the operations of TISC.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2005, we had cash on hand of $383 and a working capital deficit of $457,890.

At March 31, 2005 we had total assets of $7,233 which consisted of $383 of cash, $3,204 of prepaid expenses and $3,646 of assets from discontinued operations. Our total liabilities at March 31, 2005 were $488,793, which included $172,462 of accounts payable and accounts payable - related party, $38,563 of accrued expenses, an aggregate of $250,452 in convertible debentures and notes payable, including $100,452 of notes payable - related parties and $27,316 in liabilities from discontinued operations. We do not have sufficient working capital to satisfy these obligations.

Net cash used by operating activities for the three months ended March 31, 2005 was $24,385 as compared to net cash provided by operating activities of $344,012 for the three months ended March 31, 2004. The principal changes in cash provided by (used in) operating activities from period to period which are unrelated to our discontinued operations include:

▪	an increase of $216,206 in our net loss,

▪	the expense related to stock, options and warrants issued for services, salary and interest decreased $340,875,

▪	a decrease of $35,297 in accounts payable and accounts payable - related party, and

▪  an increase of $37,063 in accrued expenses and expenses - related.

Net cash used by investing activities for the three months ended March 31, 2005 was $2,568 as compared to none for the three months ended March 31, 2004. The change is related to the operations of our subsidiary YSDO.

Net cash provided by financing activities for the three months ended March 31, 2005 was $25,000 as compared to net used in financing activities of $160,479 for the three months ended March 31, 2004. The principal changes in cash provided (used) by financing activities from fiscal the three months ended March 31, 2005 to the three months ended March 31, 2004, which are unrelated to our discontinued operations, reflects proceeds from the issuance of stock during the 2005 period for which were was no comparable transaction during the 2004 period.

At March 31, 2005, we had an accumulated deficit of $10,473,321. The report from our independent registered public accounting firm on our audited financial statements at December 31, 2004 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our losses and working capital deficit. As discussed earlier in this report, we have discontinued our operations of TISC and YSDO and are now seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing shareholders would be adversely affected.

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

In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB 107), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. The effect of adoption of SAB 107 had no material effect based upon period contained in the particular Q.

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

ITEM 3    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2005, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings

None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2004, we entered into a consulting agreement with Richard R. Dwyer, our former Chief Executive Officer. The agreement was for an initial term of one year, subject to a six-month renewal term. Mr. Dwyer provides consulting services in the areas of corporate development, acquisitions and strategic planning. On February 2, 2005, we extended the agreement and issued warrants to purchase 750,000 shares of common stock, which were subsequently exercised at a price of $0.03 per share. We recognized $15,000 in expense associated with the grant of the warrants.

During February 2005, we sold 500,000 shares of our common stock to Wall Street-Review Financial Services, Inc., a related party company, for an aggregate purchase price of $25,000 or $.05 per share. The sole officer and director of Wall Street-Review Financial Services, Inc. is also the sole officer and director of our company. The $.05 per share purchase price was the closing bid price for our common stock on the date of purchase.

During February 2005, we issued 395,335 shares of our common stock to Wall Street-Review Financial Services, Inc. in exchange for debt of $15,813, or $0.04 per share, which was the closing bid price for our common stock on the date of issuance.

During March 2005, we entered into two one-year consulting agreements with individuals for consulting related to the business of our wholly-owned subsidiary, YSDO. The agreements call for up front one-time payments of an aggregate of 1,000,000 shares of our common stock, valued at a market price of $0.08 on the date of issue, totaling $80,000.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submissions of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

        None

Item 6.  Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Total Identity Corp.

September 21, 2006	By: /s/ Matthew P. Dwyer
Matthew P. Dwyer, CEO, CFO and President, principal executive officer and principal financial and accounting officer