Form 10QSB
period 2005-06-30
TOTAL IDENTITY CORP
filed 2006-09-21
CIK 1016611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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
(Address of principal executive offices

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
QUARTERLY PERIOD ENDED JUNE 30, 2005

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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS

Cash	$286	$2,824
Prepaid expenses	646	4,080

Total Current Assets	932	6,904

ASSETS FROM DISCONTINUED OPERATIONS (Note 3)	3,458	-

TOTAL ASSETS	$4,390	$6,904

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30,	December 31,
	2005	2004
	(Unaudited)

CURRENT LIABILITIES

Accounts payable	$152,662	$142,644
Accounts payable- related party (Note 4)	28,819	47,174
Accrued expenses	84,800	1,500
Convertible debenture	125,000	125,000
Notes payable	25,000	25,000
Notes payable- related party (Note 4)	100,453	100,452

Total Current Liabilities	516,734	441,770

LIABILITIES FROM DISCONTINUED OPERATIONS (Note 3)	50,029	-

TOTAL LIABILITIES	566,763	441,770

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series “A” $0.01 par value,
1,500,000 shares authorized; -0- shares
issued and outstanding	-	-

Preferred stock, Series “B” $0.01 par value,
500,000 shares authorized; -0- issued and outstanding	-	-

Common stock, $0.01 par value, 30,000,000 shares
authorized, 17,992,506 and 15,347,171 shares issued
and outstanding, respectively	179,924	153,471
Additional paid-in capital	9,831,837	9,667,977
Accumulated deficit	(10,574,134)	(10,256,314)

Total Stockholders’ Equity (Deficit)	(562,373)	(434,866)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$4,390	$6,904

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

REVENUE	$-	$-	$-	$-

COST OF SALES	-	-	-	-

GROSS MARGIN	-	-	-	-

EXPENSES

Consulting and professional	25,742	411,561	61,021	514,979
Salaries and wages	65,000	-	122,000	-
Selling, general and administrative	1,532	109,199	3,023	124,666

Total Expenses	92,274	520,760	186,044	639,645

LOSS FROM OPERATIONS	(92,274)	(520,760)	(186,044)	(639,645)

OTHER INCOME (EXPENSE)

Interest expense	(3,375)	(125,888)	(6,750)	(136,076)
Other income	2,000	-	2,001	-

Total Other Income (Expense)	(1,375)	(125,188)	(4,749)	(136,076)

LOSS BEFORE DISCONTINUED
OPERATIONS	(93,649)	(646,648)	(190,793)	(775,721)

GAIN (LOSS) ON DISCONTINUED
OPERATIONS (Note 3)	(7,164)	(171,167)	(127,027)	(42,895)

NET LOSS	$(100,813)	$(817,815)	$(317,820)	$(818,616)

BASIC INCOME (LOSS) PER SHARE

Loss per share before discontinued
operations	$(0.01)	$(0.04)	$(0.01)	$(0.05)
Loss per share on
discontinued operations	(0.00)	(0.01)	(0.01)	(0.00)

NET LOSS PER SHARE	$(0.01)	$(0.05)	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	17,992,506	15,642,363	17,094,303	15,179,589

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, December 31, 2003	250,000	$2,500	12,459,671	$124,596	$8,770,102	$(9,732,377)

Series B preferred stock
retired in settlement	(250,000)	(2,500)	-	-	2,500

Common stock issued for
consulting services	-	-	1,700,000	17,000	263,000	-

Common stock issued for
salaries	-	-	375,000	3,750	65,250	-

Common stock issued as
incentive for loan to
Company	-	-	250,000	2,500	42,500	-

Common stock issued for
purchase of subsidiary	-	-	200,000	2,000	28,000	-

Common stock issued for
conversion of debt		-	-	400,000	4,000	72,000

Common stock issued for
warrant exercise	-	-	1,100,000	11,000	22,000	-

Common stock issued for
option exercise	-	-	662,500	6,625	54,250	-

Common stock cancelled	-	-	(1,800,000)	(18,000)	18,000	-

Stock warrants issued for services	-	-	-	-	157,000	-

Stock options issued for salary	-	-	-	-	99,375	-

Contribution of capital	-	-	-	-	74,000	-

Consolidated net loss for
the year ended December
31, 2004	-	-	-	-	-	(523,937)

Balance, December 31, 2004	-	-	15,347,171	153,471	9,667,977	(10,256,314)

Common stock issued for
cash - unaudited	-	-	500,000	5,000	20,000	-

Common stock issued for
warrant exercise - unaudited	-	-	750,000	7,500	15,000	-

Common stock issued for
services - unaudited	-	-	1,000,000	10,000	70,000	-

Common stock issued for
related party debt - unaudited	-	-	395,335	3,953	11,860	-

Stock warrants issued for services
- unaudited	-	-	-	-	15,000	-

Balance forward	-	$-	17,992,506	$179,924	$9,799,837	$(10,256,314)

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance forward	-	$-	17,992,506	$179,924	$9,799,837	$(10,256,314)

Stock options issued for salary
- unaudited	-	-	-	-	32,000	-

Consolidated net loss for
the six months ended June
30, 2005 - unaudited	-	-	-	-	-	(317,820)

Balance, June 30, 2005
- unaudited	-	$-	17,992,506	$179,924	$9,831,837	$(10,574.134)

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(317,820)	(818,616)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization - discontinued	214	144,908
Stock issued for services, salary and interest	80,000	326,500
Stock options issued for salary	32,000	59,375
Stock warrants issued for services	15,000	157,000
Changes in assets and liabilities:
(Increase) decrease in receivables - discontinued	-	(350,578)
Decrease in inventory - discontinued	-	48,385
Decrease in prepaid and other assets	3,434	-
(Increase) decrease in other assets - discontinued	(590)	47,458
Increase in accounts payable and accounts payable
related party - discontinued	65,842	135,164
Increase in accounts payable and accounts payable - related parties	14,163	52,841
Increase (decrease) in customer deposit payable - discontinued	-	298,694
Increase in accrued expenses - discontinued	-	180,925
Increase in accrued expenses	83,300	7,888

Net Cash Provided (Used) by Operating Activities	(24,457)	289,944

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment - discontinued	(2,568)	-

Net Cash (Used) by Financing Activities	(2,568)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	25,000	-
Payment on bank overdraft - discontinued	-	(12,082)
Payment on notes payable - discontinued	-	(223,405)
Proceeds from notes payable and related party notes	-	129,076
Payment on notes payable and related party notes	-	-

Net Cash Provided (Used) by Financing Activities	25,000	(106,411)

INCREASE (DECREASE) IN CASH	(2,025)	183,533

CASH AT BEGINNING OF PERIOD	2,824	-

Cash from continuing operations	286	2,824
Cash from discontinued operations	513	180,709

CASH AT END OF PERIOD	$799	$183,533
 The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2004

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$2,813	$76,298
Income taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:

Stock issued for services, salary and
interest	$80,000	$326,500
Stock options issued for salary	$32,000	$59,375
Stock warrants issued for services	$15,000	$157,000
Stock issued for debt	$38,312	$209,000

 The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and December 31, 2004

NOTE 1    BASIS OF FINANCIAL STATEMENT PRESENTATION

The condensed financial statements presented are those of Total Identity Corp (the "Company"). The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

On May 4, 2004 a judgment was granted against the Company in a lawsuit filed in the Superior Court for Orange County, California. The suit sought collection of legal fees and costs totaling $50,714 including accrued interest at the rate of 10% per annum, attorney’s fees and court costs. A total of $58,703 is included in accounts payable at June 30, 2005.

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
June 30, 2005 and December 31, 2004

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

Acquisition Total Identity Systems Corporation (Continued)

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

As a result of the above disputes, M&T Bank exercised certain rights granted to it under a General Security

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and December 31, 2004

NOTE 3    SALES AND ACQUISITIONS AGREEMENTS (CONTINUED)

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

In exercising these rights, M&T prevented TIS from conducting and funding its day-to-day operations, and accordingly, operations have ceased. All operating results of TIS are included in discontinued operations as of June 30, 2005. No tax benefit has been attributed to discontinued operations.

Acquisition Total Identity Systems Corporation (Continued)

The following is an unaudited summary of the loss from discontinued operations resulting from the disposal of TIS:

For the Six Months Ended
June 30, 2005

REVENUE	$5,533,088

COST OF SALES	3,313,627

GROSS MARGIN	2,219,461

EXPENSES
Amortization and depreciation	72,454
Selling, general and administrative expense	2,093,123

Total Expenses	(2,165,577)

GAIN FROM OPERATIONS	53,884

OTHER INCOME (EXPENSE)
Interest expense	(76,297)
Other income	18,257
Other expense	(38,739)
Total Other Income (Expense)	(96,779)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(42,895)

Sale of Yard Sale Drop Off

During March 2006, the Company entered into an agreement to sell all of the assets of its wholly-owned subsidiary YSDO to an individual for $8,000 in cash and discontinue its operations. Payment was received in four installments of $2,000 a piece, the last payment being in May 2006, when the Company released all assets to the purchaser. All operating results of YSDO are included in discontinued operations as of June 30, 2005. No tax benefit has been attributed to discontinued operations.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and December 31, 2004

NOTE 3    SALES AND ACQUISITIONS AGREEMENTS (CONTINUED)

Sale of Yard Sale Drop Off (continued)

The following is an unaudited summary of the loss from discontinued operations resulting from the disposal of YSDO:

For the Six Months Ended
June 30, 2005

REVENUE	$1,102

COST OF SALES	31,563
GROSS DEFICIT	(30,461)

EXPENSES
Depreciation	214
Selling, general and administrative expense	96,352

Total Expenses	(96,566)

NET LOSS FROM DISCONTINUED OPERATIONS	$(127,027)

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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and December 31, 2004

NOTE 4    RELATED PARTY TRANSACTIONS

Accounts and Notes Payable

As of June 30, 2005, the Company owed three related parties $100,453 for amounts loaned to the Company for operating expenses.

As of June 30, 2005, the Company has accounts payable to officer and former officers totaling $28,819.

Employment Agreement

During 2004, the Company entered into an employment agreement with an individual to act as Chief Executive and Finance Officer of the Company. The agreement calls for a salary of $180,000 per year and stock options of 200,000 shares per quarter, issued and fully vested on the first day of the quarter, exercisable for five years at the market price on the date of issue. The Company recognized $32,000 in compensation expense related to the issuance of the options, paid $8,500 in salary in cash and accrued $81,500 in wages payable.

Consulting Agreements

On February 2, 2004, the Company entered into a consulting agreement with Richard R. Dwyer, its former Chief Executive Officer. The agreement was for an initial term of one year, subject to a six- month renewal term. Mr. Dwyer provides consulting services in the areas of corporate development, acquisitions and strategic planning. For his services, Mr. Dwyer received fully vested and exercisable warrants to purchase 1,100,000 shares of our common stock at an exercise price of $.03 per share during 2004.

On February 2, 2005, the Company extended the agreement and issued warrants to purchase 750,000 shares of common stock, which were subsequently exercised at a price of $0.03 per share. The Company recognized $15,000 in expense associated with the grant of the warrants.

Settlement Agreement

On May 13, 2004, the Company and Scott Siegel, a former officer and director, entered into an agreement resolving certain disputes that had arisen relating to the ownership of 1,050,000 shares of the Company’s common stock and 250,000 shares of its Series A preferred stock that were the subject of a stock purchase agreement dated February 21, 2003. As a result of the terms of the settlement the Company has recorded a note payable of $35,265. The amount payable to Mr. Siegel is to be paid (a) one-third for each million dollars in financing raised by the Company after June 27, 2004 or (b) pro-rata to the extent that other officers or directors of the Company receive repayment of indebtedness from third-party financing obtained by the Company subsequent to June 27, 2004. No amounts were paid during the period ended June 30, 2005.

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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and December 31, 2004

NOTE 5    COMMON STOCK AND EQUITY INSTRUMENTS (CONTINUED)

Company’s common stock on the date of issuance.

During March 2005, the Company entered into a one year consulting agreement with an individual for jewelry consulting related to the business of the Company’s wholly-owned subsidiary, Yard Sale Drop Off, Inc. The agreement called for an up-front one-time payment of 250,000 fully earned shares and commissions on an on-going basis based on sales.

During March 2005, the Company entered into a six month consulting agreement with an individual for consulting related to the business of the Company’s wholly-owned subsidiary, YSDO. The agreement called for an up front one-time payment of 750,000 fully earned shares.

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

Management believes that, based upon the current operating plan of divesting itself of discontinued operations of YSDO and pursuing the acquisition of another business entity with substantial assets, which produces cash flows from operations, should help alleviate the adverse financial condition of the Company. Investors should be aware the Company's existing working capital will not be sufficient to fund its ongoing expenses of a reporting company through December 31, 2005. If the Company is not successful in identifying and acquiring another business entity with substantial assets which produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations, seek protection under existing bankruptcy laws or cease doing business. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.

If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and December 31, 2004

NOTE 6    GOING CONCERN (CONTINUED)

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

On January 1, 2006, the Company granted its CEO and Chief Financial Officer 200,000 options to purchase common stock at $0.02 per share in accordance with an employment agreement.

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

During June 2006, the Company borrowed $25,000 from an individual. The note payable is due July 31, 2006 and carries interest at 12% per annum. As inducement to issue the note, the Company issued 100,000 shares of common stock.

During June 2006, $30,000 of a related party note payable was converted into 3,000,000 shares of common stock at $0.01 per share.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and December 31, 2004

NOTE 7    SUBSEQUENT EVENTS (CONTINUED)

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the period ended June 30, 2005 and notes thereto appearing elsewhere in this quarterly report.

During fiscal 2004 our operations were those of our TISC subsidiary. During November 2004, we learned that Mercantile and Trader's Trust Company had exercised certain rights granted under the loan documents and had “swept” TISC’s accounts aggregating approximately $200,000 maintained at the bank, and applied the proceeds to the outstanding indebtedness of TISC to the bank. In addition, Mercantile and Trader's Trust Company notified the United States Post Office that it was exercising its rights under the loan documents to take control over all mail directed to us and the bank had changed the locks at TISC’s Rochester, New York facility, and was seeking to take control over TISC’s assets in order to satisfy TISC’s indebtedness to Mercantile and Trader's Trust Company. In exercising these rights, the Mercantile and Trader's Trust Company assumed control over TISC and prevented TISC from conducting and funding its day-to-day operations. In light of the actions taken by the bank, including our loss of control over TISC’s records and operations and the prospect that our registered public accounting firm would thereafter be unable to audit TISC’s books and records, we treated the operations of TISC as discontinued operations as of November 30, 2004, and, accordingly, our financial statements for the fiscal years ended December 31, 2004 and 2003 contained in our annual report on Form 10-KSB as prevoiusly filed with the Securities and Exchange Commisison reflect the impact of discontinuing the operations of TISC.  Revenues for TISC for fiscal 2004, as well as costs of sale and expenses related to TISC's operations have been included in discontinued operations for the respective periods in the financial statements.

In January 2005, we commenced operations of our Yard Sale Drop Off, Inc. (“YSDO”) subsidiary. YSDO operated as a trading assistant and “power seller” that assisted others to list and sell items through on-line auctions on the eBay website.  During March 2006 we entered into an agreement to sell all of the assets of our YSDO subsidiary to an individual for $8,000 and discontinue its operations. Revenues from YSDO as well as cost of sales and expenses related to YSDO's operations have been included in discontinued operations for the six months ended June 30, 2005 in the financial statements appearing elsewhere in this report.

Results of Operations Results of Operations

Six months ended June 30, 2005 as compared to the six months ended June 30, 2004

			Increase/	Increase/
	Six Months Ended	Six Months Ended	(Decrease)	(Decrease)
	June 30, 2005	June 30, 2004	$ 2005 vs 2004	% 2005 vs 2004

Revenue	$0	$0	0	n/a
Cost of sales	0	0	0	n/a
Gross margin	0	0	0	n/a

Expenses
Consulting and professional	61,021	514,979	(453,958)	(88.2)%
Salaries and wages	122,000	-	(122,000)	100%
Selling, general and administrative	3,023	124,666	(121,643)	(97.6)%
Total expenses	186,044	639,645	(453,601)	(70.9)%

Loss from operations	(186,044)	(639,645)	(453,601)	(70.9)%

Other income (expense)
Interest expense	(6,750)	(136,076)	(129,326)	95%
Loss on settlement	2,001	-	2,001	NM
Total other income (expense)	(4,749)	(136,076)	(131,327)	NM

Loss before discontinued operations	(190,973)	(775,721)	(584,928)	(75.4)%

Loss on discontinued operations	(127,027)	(42,895)	84,132	NM

Net loss	$(317,820)	$(818,616)	$(500,796)	(61.1)%

NM = not material

Total expenses

Our total expenses for the six months ended June 30, 2005 were $186,044, a decline of $453,601, or approximately 71%, from our total expenses of $639,645 for the six months ended June 30, 2004. Included in this decrease were the following:

▪     For the six months ended June 30, 2005 consulting and professional fees declined $453,958, or approximately 88%, to $61,021 from $514,979 for the six months ended June 30, 2004. Consulting fees included $46,021 of cash paid and accounts payable due under the terms of various consulting agreements and $15,000 representing the value of warrants to purchase our common stock which we issued as compensation for business consulting services rendered to us.

▪     Salaries and wages increased $122,000, or 100%, to $122,000 for the six months ended June 30, 2005 from $0 for the six months ended June 30, 2004.  This increase is primarily attributable to expenses related to the employment agreement for our CEO and CFO, and

▪     Selling, general and administrative expense decreased $121,643, or approximately 98%, to $3,023 for the six months ended June 30, 2005 from $124,666 for the six months ended June 30, 2004.

Other income (expense)

Overall, total other expense declined $131,327 for the six months ended June 30, 2005 from the six months ended June 30, 2004 as a result of the following:

▪ Interest expense decreased $129,326 for the six months ended June 30, 2005 from the six months ended June 30, 2004, an approximate 95% decrease. This decreased interest expense is primarily related to the reduction of debt; and

▪ Other income increased $2,001 for the six months ended June 30, 2005 from the six months ended June 30, 2004, a 100% increase.

Discontinued operations

We reported discontinued operations for the six months ended June 30, 2005 of a loss of $127,027 related to the operations of YSDO. For the six months ended June 30, 2004 we reported a loss on discontinued operations of $42,895 related to the operations of TISC.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2005, we had cash on hand of $286 and a working capital deficit of $515,802.

At June 30, 2005 we had total assets of $4,390 which consisted of $286 of cash, $646 of prepaid expenses and $3,458 of assets from discontinued operations. Our total liabilities at June 30, 2005 were $566,763, which included $181,481 of accounts payable and accounts payable - related party, $84,800 of accrued expenses, an aggregate of $250,453 in convertible debentures and notes payable, including $100,453 of notes payable - related parties and $50,029 in liabilities from discontinued operations. We do not have sufficient working capital to satisfy these obligations.

Net cash used by operating activities for the six months ended June 30, 2005 was $24,457 as compared to net cash provided by operating activities of $289,944 for the six months ended June 30, 2004. The principal changes in cash provided by (used in) operating activities from period to period which are unrelated to our discontinued operations include:

▪	a decrease of $500,796 in our net loss for the six months ended June 30, 2005 from the six months ended June 30, 2004,

▪	the expense related to stock, options and warrants issued for services, salary and interest decreased $430,725 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004

▪	a decrease of $38,678 in accounts payable and accounts payable - related parties, and

▪       an increase of $75,412 in accrued expenses.

Net cash used by investing activities for the six months ended June 30, 2005 was $2,568 as compared to $0 for the six months ended June 30, 2004. The change is related to the operations of our subsidiary YSDO.

Net cash provided by financing activities for the six months ended June 30, 2005 was $25,000 as compared to net used in financing activities of $106,411 for the six months ended June 30, 2004. The principal changes in cash provided (used) by financing activities from the six months ended June 30, 2005 to the six months ended June 30, 2004 which are unrelated to our discontinued operations were a reduction of $129,076 in payment on notes payable and related party notes.

At June 30, 2005, we had an accumulated deficit of $10,574,134. The report from our independent registered public accounting firm on our audited financial statements at December 31, 2004 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our losses and working capital deficit. As discussed earlier in this report, we have discontinued our operations of TISC and YSDO and are now seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing shareholders would be adversely affected.

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

ITEM 3    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2005, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Stephen E. Webster v. Richard Dwyer, Matthew P. Dwyer, Phillip Mistretta, Total Digital Displays, Inc., Leslie W. Kernan, Jr., Lacy Katzen LLP, et al, case number 2005-211 in the Supreme Court of the State of New York. We were a defendant in this proceeding in which the plaintiff, Stephen E. Webster, sought repayment of a $125,000 debenture we issued to the plaintiff by alleging that he was fraudulently induced to purchase the debenture. We filed various motions in our defense; however, in September 2005 a judgment was granted against our company and other parties for $125,000 plus 9% interest per annum. In March 2006 our attorneys filed a motion to withdraw as counsel which was granted, and as August 31, 2006 the default judgment against us in the amount of $125,000 remains outstanding.  As a result of our limited financial means, we are unable to appeal the judgment. Even if we had sufficient funds to hire counsel to commence an appeal, we do not know at this time if sufficient grounds exist for an appeal of the default judgment.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

           None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submissions of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

         None.

Item 6.  Exhibits

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