Form 10QSB
period 2005-09-30
TOTAL IDENTITY CORP
filed 2006-09-21
CIK 1016611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

TOTAL IDENTITY CORP. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS

Cash	$-	$2,824
Prepaid expenses	646	4,080

Total Current Assets	646	6,904

ASSETS FROM DISCONTINUED OPERATIONS (Note 3)	14,526	-

TOTAL ASSETS	$15,172	$6,904

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2005	2004
	(Unaudited)

CURRENT LIABILITIES

Cash overdraft	$173	$-
Accounts payable	166,352	142,644
Accounts payable- related party (Note 4)	37,930	47,174
Accrued expenses	133,175	1,500
Convertible debenture	125,000	125,000
Notes payable	25,000	25,000
Notes payable- related party (Note 4)	100,452	100,452

Total Current Liabilities	588,082	441,770

LIABILITIES FROM DISCONTINUED OPERATIONS (Note 3)	74,107	-

TOTAL LIABILITIES	662,189	441,770

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series “A” $0.01 par value,
1,500,000 shares authorized; -0- shares
issued and outstanding	-	-

Preferred stock, Series “B” $0.01 par value,
500,000 shares authorized; -0- issued and outstanding	-	-

Common stock, $0.01 par value, 30,000,000 shares
authorized, 17,992,506 and 15,347,171 shares issued
and outstanding, respectively	179,924	153,471
Additional paid-in capital	9,837,837	9,667,977
Accumulated deficit	(10,664,778)	(10,256,314

Total Stockholders’ Equity (Deficit)	(647,017)	(434,866)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$15,172	$6,904
The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

REVENUE	$-	$-	$-	$-

COST OF SALES	-	-	-	-

GROSS MARGIN	-	-	-	-

EXPENSES

Consulting and professional	10,510	22,392	71,531	386,042
Salaries and wages	51,000	80,000	173,000	80,000
Selling, general and administrative	7,376	116,139	10,399	342,133

Total Expenses	68,886	218,531	254,930	808,175

LOSS FROM OPERATIONS	(68,886)	(218,531)	(254,930)	(808,175)

OTHER INCOME (EXPENSE)

Interest expense	(3,375)	(3,230)	(10,125)	(139,306)
Other income	6,000	61,500	8,001	61,500

Total Other Income (Expense)	2,625	58,270	(2,124)	(77,806)

LOSS BEFORE DISCONTINUED
OPERATIONS	(66,261)	(160,261)	(257,054)	(885,981)

GAIN (LOSS) ON DISCONTINUED
OPERATIONS (Note 3)	(24,383)	(105,485)	(151,410)	(148,381)

NET LOSS	$(90,644)	$(265,746)	$(408,464)	$(1,034,362)

BASIC INCOME (LOSS) PER SHARE

Loss per share before discontinued
operations	$(0.01)	$(0.01)	$(0.01)	$(0.05)
Loss per share on
discontinued operations	(0.00)	(0.01)	(0.01)	(0.01)

NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.06)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	17,992,506	17,153,838	17,936,994	16,004,440
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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

						Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance forward	-	$-	17,992,506	$179,924	$9,799,837	$(10,256,314)

Stock options issued for salary
- unaudited	-	-	-	-	38,000	-

Consolidated net loss for
the nine months ended September
30, 2005 - unaudited	-	-	-	-	-	(408,464)

Balance, September 30, 2005
- unaudited	-	$-	17,992,506	$179,924	$9,837,837	$(10,664,778)

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(408,464)	(1,034,362)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization - discontinued	214	229,475
Stock issued for services, salary and interest	80,000	394,000
Stock options issued for salary	38,000	99,375
Stock warrants issued for services	15,000	157,000
Changes in assets and liabilities:
(Increase) decrease in receivables - discontinued	-	(269,956)
Decrease in inventory - discontinued	-	142,847
Decrease in prepaid and other assets	3,434	-
(Increase) decrease in prepaid and other assets - discontinued	(590)	88,801
Increase in accounts payable and accounts payable related party - discontinued	89,920	225,945
Increase in accounts payable and accounts payable - related parties	36,964	94,881
Increase (decrease) in customer deposit payable - discontinued	-	315,850
Increase (Decrease) in accrued expenses	131,675	(13,500)
Net Cash Provided (Used) by Operating Activities	(13,847)	429,886

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment - discontinued	(4,167)	(2,678)
Net Cash (Used) by Financing Activities	(4,167)	(2,678)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	25,000	-
Proceeds from bank overdraft	173	-
Payment on bank overdraft - discontinued	-	32,996
Payment on notes payable - discontinued	-	(320,235)
Proceeds from notes payable and related party notes	-	210,000
Payment on notes payable and related party notes	-	(100,444)

Net Cash Provided (Used) by Financing Activities	25,173	(243,675)

INCREASE (DECREASE) IN CASH	7,159	183,533

CASH AT BEGINNING OF PERIOD	2,824	-

Cash (deficit) from continuing operations	(173)	2,824
Cash from discontinued operations	9,983	180,709

CASH AT END OF PERIOD	$9,810	$183,533
The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$2,813	$160,490
Income taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:

Stock issued for services, salary and
interest	$80,000	$394,000
Stock options issued for salary	$38,000	$99,375
Stock warrants issued for services	$15,000	$157,000
Stock issued for debt	$38,312	$221,000

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2005 and December 31, 2004

NOTE 1  BASIS OF FINANCIAL STATEMENT PRESENTATION

The condensed financial statements presented are those of Total Identity Corp (the Company). The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

On May 4, 2004 a judgment was granted against the Company in a lawsuit filed in the Superior Court for Orange County, California. The suit sought collection of legal fees and costs totaling $50,714 including accrued interest at the rate of 10% per annum, attorney’s fees and court costs. A total of $58,703 is included in accounts payable at Septemeber 30, 2005.

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
September 30, 2005 and December 31, 2004

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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2005 and December 31, 2004

NOTE 3  DISCONTINUED OPERATIONS (CONTINUED)

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

In exercising these rights, M&T prevented TIS from conducting and funding its day-to-day operations, and accordingly, operations have ceased. All operating results of TIS are included in discontinued operations as of September 30, 2005. No tax benefit has been attributed to discontinued operations.

The following is a summary of the loss from discontinued operations resulting from the disposal of TIS:
For the
Nine Months Ended
September 30, 2005

REVENUE	$8,042,602
COST OF SALES	4,991,771
GROSS MARGIN	3,050,831

EXPENSES
Amortization and depreciation	72,454
Selling, general and administrative expense	3,104,988
Total Expenses	(3,177,442)

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2005 and December 31, 2004

NOTE 3  DISCONTINUED OPERATIONS (CONTINUED)

Acquisition of Total Identity Systems Corporation (Continued)

LOSS FROM OPERATIONS

OTHER INCOME (EXPENSE)	(126,611)
Interest expense	(93,084)
Other income	71,314

Total Other Income (Expense)	(21,770)

NET LOSS FROM DISCONTINUED OPERATIONS	$(148,381)

Sale of Yard Sale Drop Off

During March 2006, the Company entered into an agreement to sell all of the assets of its wholly-owned subsidiary YSDO to an individual for $8,000 in cash and discontinue its operations. Payment was received in four installments of $2,000 a piece, the last payment being in May 2006, when the Company released all assets to the purchaser. All operating results of YSDO are included in discontinued operations as of September 30, 2005. No tax benefit has been attributed to discontinued operations.

The following is a summary of the loss from discontinued operations resulting from the disposal of YSDO:
For the
Nine Months Ended
September 30, 2005

REVENUE	$11,158

COST OF SALES	41,124
GROSS DEFICIT	(29,966)

EXPENSES
Depreciation	428
Selling, general and administrative expense	121,016

Total Expenses	(121,444)

NET LOSS FROM DISCONTINUED OPERATIONS	$(151,410)

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

On December 29, 2004, the Company intended to distribute to its shareholders of record on December 15, 2004, as a

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2005 and December 31, 2004

Sale of Total Digital Displays (Continued)

dividend. On January 11, 2005, the Company determined that the seller of the assets had fraudulently misrepresented the ownership of the license from Major League Baseball when, in fact, the seller did not own any such license. As a result, on January 11, 2005, the Company notified the seller of claims it had against it and demanded rescission of the asset purchase agreement, including its return of the 10,000,000 shares of Total Digital. To date, the seller has not complied with our demands and has denied any wrongdoing and at this time Total Digital has no assets or liabilities.  In addition, the Company has been advised that Total Digital was administratively dissolved on September 16, 2005 by the State of Florida resulting from its failure to file its annual report.

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

NOTE 4  RELATED PARTY TRANSACTIONS

Accounts and Notes Payable

As of September 30, 2005, the Company owed three related parties $100,452 for amounts loaned to the Company for operating expenses.

As of September 30, 2005, the Company has accounts payable to officers and former officers totaling $37,930.

Employment Agreement

During 2004, the Company entered into an employment agreement with an individual to act as Chief Executive and Finance Officer of the Company. The agreement calls for a salary of $180,000 per year and stock options of 200,000 shares per quarter, issued and fully vested on the first day of the quarter, exercisable for five years at the market price on the date of issue. The Company recognized $38,000 in compensation expense related to the issuance of the options, paid $8,500 in salary in cash and accrued $126,500 in wages payable.

Consulting Agreements

On February 2, 2004, the Company entered into a consulting agreement with Richard R. Dwyer, its former Chief Executive Officer. The agreement was for an initial term of one year, subject to a six-month renewal term. Mr. Dwyer provides consulting services in the areas of corporate development, acquisitions and strategic planning. For his services, Mr. Dwyer received fully vested and exercisable warrants to purchase 1,100,000 shares of our common stock at an exercise price of $.03 per share during 2004

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2005 and December 31, 2004

NOTE 4  RELATED PARTY TRANSACTIONS (CONTINUED)

Consulting Agreements (Continued)

On February 2, 2005, the Company extended the agreement and issued warrants to purchase 750,000 shares of common stock, which were subsequently exercised at a price of $0.03 per share. The Company recognized $15,000 in expense associated with the grant of the warrants.

Settlement Agreement

On May 13, 2004, the Company and Scott Siegel, a former officer and director, entered into an agreement resolving certain disputes that had arisen relating to the ownership of 1,050,000 shares of the Company’s common stock and 250,000 shares of its Series A preferred stock that were the subject of a stock purchase agreement dated February 21, 2003. As a result of the terms of the settlement the Company has recorded a note payable of $35,265. The amount payable to Mr. Siegel is to be paid (a) one-third for each million dollars in financing raised by the Company after June 27, 2004 or (b) pro-rata to the extent that other officers or directors of the Company receive repayment of indebtedness from third-party financing obtained by the Company subsequent to June 27, 2004. No amounts were paid during the period ended September 30, 2005.

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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2005 and December 31, 2004

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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2005 and December 31, 2004

NOTE 7  SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the period ended September 30, 2005 and notes thereto appearing elsewhere in this quarterly report.

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

In January 2005, we commenced operations of our Yard Sale Drop Off, Inc. (“YSDO”) subsidiary. YSDO operated as a trading assistant and “power seller” that assisted others to list and sell items through on-line auctions on the eBay website.  During March 2006 we entered into an agreement to sell all of the assets of our YSDO subsidiary to an individual for $8,000 and discontinue its operations. Revenues from YSDO as well as cost of sales and expenses related to YSDO's operations have been included in discontinued operations for the nine months ended September 30, 2005 in the financial statements appearing elsewhere in this report.

Nine months ended September 30, 2005 as compared to the Nine months ended September 30, 2004

			Increase/	Increase/
	Nine Months Ended		(Decrease)	(Decrease)
	9/30/2005	9/30/2004	$ 2005 vs 2004	% 2005 vs 2004

Revenue	-	-	-	-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Expenses
Consulting fees	71,531	386,042	(314,511)	-81%
Salaries and wages	173,000	80,000	93,000	116%
Selling, general and administrative	10,399	342,133	(331,734)	-97%
Total expenses	254,930	808,175	(553,245)	-68%

Loss from operations	(254,930)	(808,175)	553,245	-68%

Other income (expense)
Interest expense	(10,125)	(139,306)	129,181	-93%
Other income	8,001	61,500	(53,499)	-87%
Total other income (expense)	(2,124)	(77,806)	75,682	-97%

Loss before discontinued operations	(257,054)	(885,981)	628,927	-71%

Discontinued operations	(151,410)	(148,381)	(3,029)	2%

Net loss	(408,464)	(1,034,362)	625,898	-61%

NM = not material

Total expenses

For the Nine Months Ended September 30, 2005 vs. September 30, 2004

Our total expenses for the nine months ended September 30, 2005 were $254,930, a decline of $553,245, or approximately 68%, from our total expenses of $808,175 for the nine months ended September 30, 2004. Included in this decrease were the following:

▪     for the nine months ended September 30, 2005 consulting fees declined $314,511, or approximately 81%, to $71,531 from $386,042 for the nine months ended September 30, 2004. Consulting and professional fees included $56,531 of cash paid and accounts payable due under the terms of various consulting agreements and $15,000 representing the value of warrants to purchase our common stock which we issued as compensation for business consulting services rendered to us.
▪     Salaries and wages increased $93,000, or approximately 116%, to $173,000 for the nine months ended September 30, 2005 from $80,000 for the nine months ended September 30, 2004 This increase is primarily attributable to expenses related to the employment agreement for our CEO, and

▪     Selling, general and administrative expense decreased $331,734, or approximately 97%, to $10,399 for the nine months ended September 30, 2005 from $342,133 for the nine months ended September 30, 2004, which reflects our reduced operations in the 2005 period.

Total other income (expense)

For the Nine Months Ended September 30, 2005 vs. September 30, 2004

Overall, total other expense (income) $75,682 for the nine months ended September 30, 2005 from the nine months ended September 30, 2004 as a result of the following:

▪     Interest expense decreased $129,181 for the nine months ended September 30, 2005 from the nine months ended September 30, 2004, an approximate 93% decrease.  This decreased interest expense is primarily related to the reduction of debt.

▪     Other income decreased $53,499 for the nine months ended September 30, 2005 from the nine months ended September 30, 2004, an approximate 87% decrease.  During the 2004 period we recorded a gain on extinguishment of debt for which there was no comparable transaction during the 2005 period.

Discontinued operations

For the Nine Months Ended September 30, 2005 vs. September 30, 2004

We reported discontinued operations for the nine months ended September 30, 2005 of a loss of $151,410 related to the operations of YSDO. For the nine months ended September 30, 2004 we reported a loss on discontinued operations of $148,381 related to the operations of TISC.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2005, we had no cash on hand and a working capital deficit of $587,436.

At September 30, 2005 we had total assets of $15,172 which consisted of $646 of prepaid expenses and $14,526 of assets from discontinued operations. Our total liabilities at September 30, 2005 were $662,189, which included cash overdraft $173, $204,282 of accounts payable and accounts payable - related party, $133,175 of accrued expenses, an aggregate of $250,452 in convertible debentures and notes payable, including $100,452 of notes payable - related parties and $74,107 in liabilities from discontinued operations. We do not have sufficient working capital to satisfy these obligations.

Net cash used by operating activities for the nine months ended September 30, 2005 was $13,847 as compared to net cash provided by operating activities of $429,886 for the nine months ended September 30, 2004. The principal changes in cash provided by (used in) operating activities from period to period which are unrelated to our discontinued operations include:

▪	a decrease of $625,898 in our net loss, and

▪	the expense related to stock, options and warrants issued for services, salary and interest decreased $517,375, and

▪	an increase of $57,917 in accounts payable and accounts payable - related party, and

▪       an increase of $145,175 in accrued expenses.

Net cash used by investing activities for the nine months ended September 30, 2005 was ($4,167) as compared to ($2,678) for the nine months ended September 30, 2004. The change is related to increased asset purchases of our subsidiary YSDO.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $25,173 as compared to net used in financing activities of ($243,675) for the nine months ended September 30, 2004. The principal changes in cash provided (used) by financing activities from fiscal the nine months ended September 30, 2005 to the nine months ended September 30, 2004 which are unrelated to our discontinued operations include:

▪     an increase of $25,000 in proceeds to us from the issuance of stock, and

▪      a decrease of $109,556 in proceeds from notes payable and related part notes, net of repayments.

At September 30, 2005, we had an accumulated deficit of $10,664,778. The report from our independent registered public accounting firm on our audited financial statements at December 31, 2004 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our losses and working capital deficit. As discussed earlier in this report, we have discontinued our operations of TISC and YSDO and are now seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing shareholders would be adversely affected.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2005, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

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