Form 10QSB
period 2006-03-31
TOTAL IDENTITY CORP
filed 2006-09-21
CIK 1016611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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
QUARTERLY PERIOD ENDED March 31, 2006

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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS

Prepaid expenses	$646	$646

Total Current Assets	646	646

ASSETS FROM DISCONTINUED OPERATIONS (Note 3)	14,404	14,731

TOTAL ASSETS	$15,050	$15,377

The accompanying notes are an integral part of these consolidated financial statements

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31,	December 31,
	2006	2005
	(Unaudited)

CURRENT LIABILITIES

Cash overdraft	$213	$213
Accounts payable	209,840	185,641
Accounts payable- related party (Note 4)	41,456	41,156
Accrued expenses	229,925	181,550
Convertible debenture	125,000	125,000
Notes payable	25,000	25,000
Notes payable- related party (Note 4)	60,452	100,452

Total Current Liabilities	691,886	659,012

LIABILITIES FROM DISCONTINUED OPERATIONS (Note 3)	83,584	88,301

TOTAL LIABILITIES	775,470	747,313

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series “A” $0.01 par value,
1,500,000 shares authorized; -0- shares
issued and outstanding	-	-

Preferred stock, Series “B” $0.01 par value,
500,000 shares authorized; -0- issued and outstanding	-	-

Common stock, $0.01 par value, 30,000,000 shares
authorized, 23,492,506 and 17,992,506 shares issued
and outstanding, respectively	234,924	179,924
Additional paid-in capital	9,855,837	9,849,837
Accumulated deficit	(10,851,181)	(10,761,697)

Total Stockholders’ Equity (Deficit)	(760,420)	(731,936)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$15,050	$15,377

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005

REVENUE	$-	$-

COST OF SALES	-	-

GROSS MARGIN	-	-

EXPENSES

Salaries and wages	51,000	57,000
General and administrative	8,758	36,770

Total Expenses	59,758	93,770

LOSS FROM OPERATIONS	(59,758)	(93,770)

OTHER INCOME (EXPENSE)

Interest expense	(18,375)	(3,375)
Other income	28	1

Total Other Income (Expense)	(18,347)	(3,374)

LOSS BEFORE DISCONTINUED OPERATIONS	(78,105)	(97,144)

GAIN (LOSS) ON DISCONTINUED OPERATIONS (Note 3)	(11,379)	(119,863)

NET LOSS	$(89,484)	$(217,007)

BASIC LOSS PER SHARE

Loss per share before discontinued operations	$(0.00)	$(0.00)
Loss per share on discontinued operations	(0.00)	(0.01)

NET LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,992,506	16,186,120

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, December 31, 2004	-	$-	15,347,171	$153,471	$9,667,977	$(10,256,314)

Common stock issued for cash	-	-	500,000	5,000	20,000	-

Common stock issued for
warrant exercise	-	-	750,000	7,500	15,000	-

Common stock issued for services	-	-	1,000,000	10,000	70,000	-

Common stock issued for related
party debt	-	-	395,335	3,953	11,860	-

Stock warrants issued for services	-	-	-	-	15,000	-

Stock options issued for salary	-	-	-	-	50,000	-

Consolidated net loss for
the year ended December
31, 2005	-	-	-	-	-	(505,383)

Balance, December 31, 2005	-	-	17,992,506	179,924	9,849,837	(10,761,697)

Common stock issued for
related party debt - unaudited	-	-	4,000,000	40,000	-	-

Common stock issued for related
party debt penalty - unaudited	-	-	1,500,000	15,000	-	-

Stock options issued for
Salary - unaudited	-	-	-	-	6,000	-

Consolidated net loss for
the three months ended March
31, 2006 - unaudited	-	-	-	-	-	(89,484)

Balance, March 31, 2006
- unaudited	-	$-	23,492,506	$234,924	$9,855,837	$(10,851,181)

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(89,484)	$(217,007)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization - discontinued	1,226	-
Stock issued for services, salary and interest	15,000	80,000
Stock options issued for salary	6,000	12,000
Stock warrants issued for services	-	15,000
Changes in assets and liabilities:
Decrease in prepaid and other assets	-	876
(Increase) decrease in other assets - discontinued	590	(590)
Increase in accounts payable - discontinued	15,297	43,084
Increase in accounts payable and accounts payable
- related parties	8,485	5,189
Increase in accrued expenses and
expenses - related	44,375	37,063

Net Cash Provided (Used) by Operating Activities	1,489	(24,385)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment - discontinued	-	(2,568)

Net Cash (Used) by Financing Activities	-	(2,568)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	25,000

Net Cash Provided by Financing Activities	-	25,000

INCREASE (DECREASE) IN CASH	1,489	(1,953)

CASH AT BEGINNING OF PERIOD	(143)	2,824

Cash from continuing operations	(213)	383
Cash from discontinued operations	1,559	488

CASH AT END OF PERIOD	$1,346	$871

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
	For the Three Months Ended
	March 31,
	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

CASH PAID FOR:

Interest	$-	$2,813
Income taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Stock issued for services, salary and interest	$15,000	$80,000
Stock options issued for salary	$6,000	$12,000
Stock warrants issued for services	$-	$15,000
Stock issued for debt	$-	$38,312

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006 and December 31, 2005

NOTE 1    BASIS OF FINANCIAL STATEMENT PRESENTATION

The condensed financial statements presented are those of Total Identity Corp (the Company). The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2    COMMITMENTS AND CONTINGENCIES

Litigation

During February 2005, a lawsuit was commenced in the Supreme Court of the State of New York, County of Monroe, under the caption Stephen E. Webster v. Richard Dwyer, Matthew P. Dwyer, Phillip Mistretta, Total Digital Displays, Inc., Leslie W. Kernan, Jr., Lacy Katzen LLP, et al. The plaintiff, Stephen E. Webster, previously purchased a $125,000 debenture from Total Identity Corporation and is seeking payment of the convertible debenture by alleging that he was fraudulently induced to purchase the debenture. The Company has filed various motions in its defense and in September 2005 a judgment was granted against the Company and other parties for $125,000 plus 9% interest per annum. In February of 2006 the judgment was vacated. In March of 2006 the Company’s attorneys filed a motion to withdraw as counsel, which was granted. In August of 2006 a default judgment was granted against the Company.  The Company's current resources may not permit it to appeal or otherwise contest the default judgment.

On May 4, 2004 a judgment was granted against the Company in a lawsuit filed in the Superior Court for Orange County, California. The suit sought collection of legal fees and costs totaling $50,714 including accrued interest at the rate of 10% per annum, attorney’s fees and court costs. A total of $58,703 is included in accounts payable at March 31, 2006.

NOTE 3     SALES AGREEMENTS

Sale of Yard Sale Drop Off

During March 2006, the Company entered into an agreement to sell all of the assets of its wholly-owned subsidiary YSDO to an individual for $8,000 in cash and discontinue its operations. Payment was received in four installments of $2,000 a piece, the last payment being in May 2006, when the Company released all assets to the purchaser. All operating results of YSDO are included in discontinued operations as of March 31, 2006. No tax benefit has been attributed to discontinued operations.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006 and December 31, 2005

NOTE 3    SALES AND ACQUISITIONS AGREEMENTS (CONTINUED)

Sale of Yard Sale Drop Off (Continued)

The following is an unaudited summary of the loss from discontinued operations resulting from the disposal of YSDO:

	For the Three Months Ended
	March 31,
	2006	2005
REVENUE	$-	$388

COST OF SALES	9,763	29,872

GROSS DEFICIT	(9,763)	(29,484)

EXPENSES

Depreciation	1,226	-
Selling, general and administrative	390	90,379

Total Expenses	1,616	90,379

LOSS FROM DISCONTINUED OPERATIONS	$(11,379)	$(119,863)

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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006 and December 31, 2005

NOTE 4  RELATED PARTY TRANSACTIONS

Accounts and Notes Payable

As of March 31, 2006, the Company owed two related parties $60,452 for amounts loaned to the Company for operating expenses.

As of March 31, 2006, the Company has accounts payable to current and former officers totaling $41,456.

On March 31, 2006, a related party note payable in the amount of $40,000 was converted to common stock at $0.01 per share, or 4,000,000 shares. In addition, the Company issued 1,500,000 shares of common stock valued at a market price of $0.01 per share, or $15,000, for payment of past due penalties.

Employment Agreement

During 2004, the Company entered into an employment agreement with an individual to act as Chief Executive and Finance Officer of the Company. The agreement calls for a salary of $180,000 per year and stock options of 200,000 shares per quarter, issued and fully vested on the first day of the quarter, exercisable for five years at the market price on the date of issue. The Company recognized $45,000 in compensation expense related to salary and $6,000 related to the issuance of options during the three months ended March 31, 2006.

Settlement Agreement

On May 13, 2004, the Company and Scott Siegel, a former officer and director, entered into an agreement resolving certain disputes that had arisen relating to the ownership of 1,050,000 shares of the Company’s common stock and 250,000 shares of its Series A preferred stock that were the subject of a stock purchase agreement dated February 21, 2003. As a result of the terms of the settlement the Company has recorded a note payable of $35,265. The amount payable to Mr. Siegel is to be paid (a) one-third for each million dollars in financing raised by the Company after June 27, 2004 or (b) pro-rata to the extent that other officers or directors of the Company receive repayment of indebtedness from third-party financing obtained by the Company subsequent to June 27, 2004. No amounts were paid during the period ended March 31, 2006.

NOTE 5  COMMON STOCK AND EQUITY INSTRUMENTS

Common Stock

On March 31, 2006, a related party note payable in the amount of $40,000 was converted to common stock at $0.01 per share, or 4,000,000 shares. In addition, the Company issued 1,500,000 shares of common stock valued at a market price of $0.01 per share, or $15,000, for payment of past due penalties.

Stock Options and Warrants

The Company estimated the fair value of each stock option or warrant issued during the year at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rates	4.30%
Expected lives	5 years
Expected volatilities	222%
Dividend yields	0.00%

On January 1, 2006, the Company granted its CEO and Chief Financial Officer 200,000 options to purchase common stock at $0.03 per share in accordance with an employment agreement. The Company recognized $6,000 in compensation expense as a result of the issuance of these options.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006 and December 31, 2005

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

Management believes that, based upon the current operating plan of divesting itself of discontinued operations of YSDO and pursuing the acquisition of another business entity with substantial assets, which produces cash flows from operations, should help alleviate the adverse financial condition of the Company. Investors should be aware the Company's existing working capital will not be sufficient to fund its ongoing expenses of a reporting company through December 31, 2006 If the Company is not successful in identifying and acquiring another business entity with substantial assets which produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations, seek protection under existing bankruptcy laws or cease doing business. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.

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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006 and December 31, 2005

NOTE 7    SUBSEQUENT EVENTS (CONTINUED)

On June 23, 2006, $30,000 of related party accounts payable was converted into 3,000,000 shares of common stock at a market price of $0.01 per share.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the three months ended March 31, 2006 and notes thereto appearing elsewhere in this quarterly report.

In January 2005, we commenced operations of our Yard Sale Drop Off, Inc. (“YSDO”) subsidiary. YSDO was a trading assistant and “power seller” that assisted others to list and sell items through on-line auctions on the eBay website. During March 2006, the Company entered into an agreement to sell all of the assets of its wholly-owned subsidiary YSDO to an individual for $8,000 in cash and discontinue its operations. Payment was received in four installments of $2,000 a piece, the last payment being in May 2006, when the Company released all assets to the purchaser. All operating results of YSDO are included in discontinued operations as of March 31, 2006.

We do not presently have any business or operations. We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our ability to continue as a going concern is dependent on our ability to identify and close a business combination with an operating entity. We have not yet identified any such opportunities, and we cannot assure you that we will be able to identify any appropriate business opportunities, or, if identified, that we will be able to close a transaction which is inevitably beneficial to our shareholders. In addition, as it is likely that if we enter into a business combination the structure of the transaction will be such that the approval of our shareholders is not necessary before the transaction is closed. As such, our shareholders are relying entirely upon the judgment of our management in structuring a transaction which provides some benefit to our shareholders.

Results of Operations

Three months ended March 31, 2006 as compared to the three months ended March 31, 2005

			Increase/	Increase/
	Three Months Ended		(Decrease)	(Decrease)
	3/31/2006	3/31/2005	$2006 vs 2005	% 2006 vs 2005
Revenue	-	-	-	-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Expenses
Salaries and wages	51,000	57,000	(6,000)	-11%
Selling, general and administrative	8,758	36,770	(28,012)	-76%
Total expenses	$59,758	$93,770	(34,012)	-36%

Loss from operations	(59,758)	(93,770)	(34,012)	-36%

Other income (expense)
Interest expense	(18,375)	(3,375)	15,000	NM
Other income	28	1	27	NM
Total other income (expense)	(18,347)	(3,374)	14,973	NM

Loss before discontinued operations	(78,105)	(97,144)	(19,039)	-20%

Discontinued operations	(11,379)	(119,863)	(108,484)	-91%

Net loss	$(89,484)	$(217,007)	(127,523)	-59%

NM = not meaningful

Total expenses

Our total expenses for the three months ended March 31, 2006 were $59,758, a decline of $34,012, or approximately 36%, from our total expenses of $93,770 for the three months ended March 31, 2005. Included in this decrease were the following:

▪ Salaries and wages decreased $6,000, or 11%, to $51,000 for the three months ended March 31, 2006 from $57,000 for the three months ended March 31, 2005. This decrease is primarily attributable to the difference in the value of stock options issues related to the employment agreement for our CEO as a result of a decline in the trading price of our common stock, and

▪ Selling, general and administrative expense decreased $28,012, or approximately 76%, to $8,758 for the three months ended March 31, 2006 from $36,770 for the three months ended March 31, 2005 which reflects our reduced operations during the 2006 period.

Total other income (expense)

Overall, total other expense increased $14,973 for the three months ended March 31, 2006 from the three months ended March 31, 2005 which is primarily attributable to an increase in interest expense of $15,000 for the three months ended March 31, 2006 from the three months ended March 31, 2005 which reflects the the issuance of common stock in lieu of payment of debt interest and penalties.

Discontinued operations

As described earlier in this section, we discontinued the operations of YSDO in fiscal 2006. We reported discontinued operations for the three months ended March 31, 2006 of a loss of $11,379 related to the operations of YSDO as compared to $119,863 for the three months ended March 31, 2005, an approximate 91% decrease primarily due to the issuances of common stock for services issued during the three months ended March 31, 2005 with no common stock issuances related to YSDO during the three months ended March 31, 2006.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2006, we had no cash on hand and a working capital deficit of $691,240.

At March 31, 2006 we had total assets of $15,050 which consisted of $646 of prepaid expenses and $14,404 of assets from discontinued operations. Our total liabilities of $775,470 at March 31, 2006 included a $213 cash overdraft, $251,296 of accounts payable and accounts payable - related party, $229,925 of accrued expenses, an aggregate of $210,452 in convertible debentures and notes payable, including $60,452 of notes payable - related parties and $83,584 in liabilities from discontinued operations. We do not have sufficient working capital to satisfy these obligations.

Net cash provided by operating activities for the three months ended March 31, 2006 was $1,489 as compared to net cash used by operating activities of $24,385 for the three months ended March 31, 2005. The principal changes in cash provided by (used in) operating activities from period to period which are unrelated to our discontinued operations include:

▪     a decrease of $127,523 in our net loss,

▪     the expense related to stock, options and warrants issued for services, salary and interest decreased $86,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005,

▪     an increase of $3,296 in accounts payable and accounts payable - related party, and

▪     an increase of $7,312 in accrued expenses.

Net cash used by investing activities for the three months ended March 31, 2006 was $0 as compared to $2,568 for the three months ended March 31, 2005. The change is related to the operations of our subsidiary YSDO.

Net cash provided by financing activities for the three months ended March 31, 2006 was $0 as compared to net cash provided by financing activities of $25,000 for the three months ended March 31, 2005. The change in cash provided by financing activities from fiscal the three months ended March 31, 2006 to the three months ended March 31, 2005 which are unrelated to our discontinued operations, reflects the decrease of $25,000 in proceeds to us from the issuance of stock which we received during the 2005 period for which there was no comparable transaction during the 2006 period.

At March 31, 2006, we had no cash and an accumulated deficit of $10,851,181. The report from our independent registered public accounting firm on our audited financial statements at December 31, 2005 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our losses and working capital deficit. As discussed earlier in this report, we are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing shareholders would be adversely affected.

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

In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS 155), which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125." SFAS 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The effect of adoption of SFAS 155 is not anticipated to have a material impact on our company. In March of 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-

sale securities or trading securities, and (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective for all servicing assets and liabilities as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The effect of adoption of SFAS 156 is not anticipated to have a material impact on our company.

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

ITEM 3.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2006, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submissions of Matters to a Vote of Security Holders

None

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