Form 10QSB
period 2006-06-30
TOTAL IDENTITY CORP
filed 2006-09-21
CIK 1016611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to __________

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,392,510 shares at August 31, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

TOTAL IDENTITY CORP. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED June 30, 2006

INDEX
PART I - FINANCIAL INFORMATION	Page
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheet (Unaudited) as of June 30, 2006	F3
Consolidated Statements of Operations (Unaudited)	F5
for the six months ended June 30, 2006 and 2005
Consolidated Statements of Cash Flows (Unaudited)	F7
for the six months ended June 30, 2006 and 2005
Notes to Consolidated Financial Statements	F9
Item 2. Management's Discussion and Analysis or Plan of Operation	14
Item 3. Controls and Procedures	19

PART II - OTHER INFORMATION	19
Item 1. Legal Proceedings	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3 Default upon Senior Securities	20
Item 4 Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	20
SIGNATURES	21

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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS

Cash	$24,928	$-
Prepaid expenses	646	646

Total Current Assets	25,574	646

ASSETS FROM DISCONTINUED OPERATIONS (Note 3)	-	14,731

TOTAL ASSETS	$25,574	$15,377

The accompanying notes are an integral part of these consolidated financial statements

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30,	December 31,
	2006	2005
	(Unaudited)

CURRENT LIABILITIES

Cash overdraft	$-	$213
Accounts payable	158,855	185,641
Accounts payable- related party (Note 4)	68,671	41,156
Accrued expenses	262,052	181,550
Convertible debenture	125,000	125,000
Notes payable	90,000	25,000
Notes payable- related party (Note 4)	60,452	100,452

Total Current Liabilities	765,030	659,012

LIABILITIES FROM DISCONTINUED OPERATIONS (Note 3)	72,772	88,301

TOTAL LIABILITIES	837,802	747,313

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series “A” $0.01 par value,
1,500,000 shares authorized; -0- shares
issued and outstanding	-	-

Preferred stock, Series “B” $0.01 par value,
500,000 shares authorized; -0- issued and outstanding	-	-

Common stock, $0.01 par value, 30,000,000 shares
authorized, 27,392,506 and 17,992,506 shares issued
and outstanding, respectively	273,924	179,924
Additional paid-in capital	9,857,837	9,849,837
Accumulated deficit	(10,943,989)	(10,761,697)

Total Stockholders’ Equity (Deficit)	(812,228)	(731,936)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$25,574	$15,377
The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

REVENUE	$-	$-	$-	$-

COST OF SALES	-	-	-	-

GROSS MARGIN	-	-	-	-

EXPENSES

Salaries and wages	47,000	65,000	98,000	122,000
Selling, general and administrative	24,255	27,274	33,013	64,044

Total Expenses	71,255	92,274	131,013	186,044

LOSS FROM OPERATIONS	(71,255)	(92,274)	(131,013)	(186,044)

OTHER INCOME (EXPENSE)

Loss on sale of assets	(4,845)	-	(4,845)	-
Interest expense	(14,627)	(3,375)	(33,002)	(6,750)
Other income	-	2,000	28	2,001

Total Other Income (Expense)	(19,472)	(1,375)	(37,819)	(4,749)

LOSS BEFORE DISCONTINUED
OPERATIONS	(90,727)	(93,649)	(168,832)	(190,793)

GAIN (LOSS) ON DISCONTINUED
OPERATIONS (Note 3)	(2,081)	(7,164)	(13,460)	(127,027)

NET LOSS	$(92,808)	$(100,813)	$(182,292)	$(317,820)

BASIC INCOME (LOSS) PER SHARE

Loss per share before discontinued
operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Loss per share on
discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)

NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	24,604,594	17,992,506	21,316,815	17,094,303

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, December 31, 2004	-	$-	15,347,171	$153,471	$9,667,977	$(10,256,314)

Common stock issued for cash	-	-	500,000	5,000	20,000	-

Common stock issued for
warrant exercise	-	-	750,000	7,500	15,000	-

Common stock issued for services	-	-	1,000,000	10,000	70,000	-

Common stock issued for related
party debt	-	-	395,335	3,953	11,860	-

Stock warrants issued for services	-	-	-	-	15,000	-

Stock options issued for salary	-	-	-	-	50,000	-

Consolidated net loss for
the year ended December
31, 2005	-	-	-	-	-	(505,383)

Balance, December 31, 2005	-	-	17,992,506	179,924	9,849,837	(10,761,697)

Common stock issued for
related party debt - unaudited	-	-	4,000,000	40,000	-	-

Common stock issued for related
party debt penalty - unaudited	-	-	1,500,000	15,000	-	-

Common stock issued for
related party debt - unaudited	-	-	3,000,000	30,000	-	-

Common stock issued for
debt inducement - unaudited	-	-	900,000	9,000	-	-

Stock options issued for
salary - unaudited	-	-	-	-	8,000	-

Consolidated net loss for
the six months ended June
30, 2006 - unaudited	-	-	-	-	-	(182,292)

Balance, June 30, 2006
- unaudited	-	$-	27,392,506	$273,924	$9,857,837	$(10,943,989)
The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(182,292)	(317,820)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization - discontinued	1,226	214
Stock issued for services, salary and interest	24,000	80,000
Stock options issued for salary	8,000	32,000
Stock warrants issued for services	-	15,000
Loss on sale of assets	4,845	-
Changes in assets and liabilities:
Decrease in prepaid and other assets	3,434
(Increase) decrease in other assets - discontinued	590	(590)
Increase (decrease) in accounts payable and accounts payable
related party - discontinued	(9,529)	65,842
Increase in accounts payable and accounts payable - related parties	30,729	14,163
Increase in accrued expenses - discontinued		2,000
Increase in accrued expenses	80,502	83,300

Net Cash (Used) by Operating Activities	(39,929)	(24,457)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment - discontinued	-	(2,568)

Net Cash (Used) by Investing Activities	-	(2,568)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	25,000
Payment on bank overdraft	(143)	-
Proceeds from notes payable and related party notes	65,000	-

Net Cash Provided by Financing Activities	64,857	25,000

INCREASE (DECREASE) IN CASH	24,928	(2,025)

CASH AT BEGINNING OF PERIOD	-	2,824

Cash from continuing operations	24,928	286
Cash from discontinued operations	-	513

CASH AT END OF PERIOD	$24,928	$799
The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$2,813
Income taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:

Stock issued for services, salary and interest	$24,000	$80,000
Stock options issued for salary	$8,000	$32,000
Stock warrants issued for services	$-	$15,000
Stock issued for debt	$70,000	$38,312

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006 and December 31, 2005

NOTE 1   BASIS OF FINANCIAL STATEMENT PRESENTATION

The condensed financial statements presented are those of Total Identity Corp (the Company). The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2   COMMITMENTS AND CONTINGENCIES

Litigation

During February 2005, a lawsuit was commenced in the Supreme Court of the State of New York, County of Monroe, under the caption Stephen E. Webster v. Richard Dwyer, Matthew P. Dwyer, Phillip Mistretta, Total Digital Displays, Inc., Leslie W. Kernan, Jr., Lacy Katzen LLP, et al. The plaintiff, Stephen E. Webster, previously purchased a $125,000 debenture from Total Identity Corporation and is seeking payment of the convertible debenture by alleging that he was fraudulently induced to purchase the debenture. The Company has filed various motions in its defense and in September 2005 a judgment was grant against the Company and other parties for $125,000 plus 9% interest per annum. In February of 2006 the judgment was vacated. In March of 2006 the Company’s attorneys filed a motion to withdraw as counsel, which was granted. In August of 2006 a default judgment was granted against the Company. The Company's current resources may not permit it to appeal or otherwise contest the default judgment..

On May 4, 2004 a judgment was granted against the Company in a lawsuit filed in the Superior Court for Orange County, California. The suit sought collection of legal fees and costs totaling $50,714 including accrued interest at the rate of 10% per annum, attorney’s fees and court costs. A total of $58,703 is included in accounts payable at June 30, 2006.

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
June 30, 2006 and December 31, 2005

NOTE 3     SALES AND ACQUISITIONS AGREEMENTS (CONTINUED)

Sale of Yard Sale Drop Off (Continued)

Company released all assets to the purchaser. Upon close of the sale, the Company recognized a loss on sale of assets of $3,833.

All operating results of YSDO are included in discontinued operations as of June 30, 2006. No tax benefit has been attributed to discontinued operations. The following is an unaudited summary of the loss from discontinued operations resulting from the disposal of YSDO:

	For the Six Months Ended
	June 30,
	2006	2005
REVENUE	$-	$1,102

COST OF SALES	11,744	31,563

GROSS DEFICIT	(11,744)	(30,461)

EXPENSES

Depreciation	1,226	214
Selling, general and administrative	490	96,352

Total Expenses	(1,716)	(96,566)

LOSS FROM DISCONTINUED OPERATIONS	$(13,460)	$(127,027)

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

On December 29, 2004, the Company intended to distribute to its shareholders of record on December 15, 2004, as a dividend. On January 11, 2005, the Company determined that the seller of the assets had fraudulently misrepresented the ownership of the license from Major League Baseball when, in fact, the seller did not own any such license. As a result, on January 11, 2005, the Company notified the seller of claims it had against it and demanded rescission of the asset purchase agreement, including its return of the 10,000,000 shares of Total Digital. To date, the seller has not complied with our demands and has denied any wrongdoing and at this time we understand Total Digital has no assets or liabilities.  In addition, the Copmany has been advised that Total Digital was administratively dissolved on September 16, 2005 by the State of Florida resulting from its failure to file its annual report.

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
June 30, 2006 and December 31, 2005

NOTE 3     SALES AND ACQUISITIONS AGREEMENTS (CONTINUED)

Sale of Total Digital Displays (Continued)

that caused the shares of Total Digital to be issued without legend has been withdrawn and the shares of Total Digital continued to be shown as distributed to the Company’s shareholders as restricted securities.

NOTE 4      RELATED PARTY TRANSACTIONS

Accounts and Notes Payable

As of June 30, 2006, the Company owed two related parties $60,452 for amounts loaned to the Company for operating expenses.

As of June 30, 2006, the Company has accounts payable to officer and former officers totaling $68,671 and a related party company totaling $72,772.

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

Employment Agreement

During 2004, the Company entered into an employment agreement with an individual to act as Chief Executive and Finance Officer of the Company. The agreement calls for a salary of $180,000 per year and stock options of 200,000 shares per quarter, issued and fully vested on the first day of the quarter, exercisable for five years at the market price on the date of issue. The Company recognized $90,000 in compensation expense related to salary and $8,000 related to the issuance of options during the six months ended June 30, 2006.

Settlement Agreement

On May 13, 2004, the Company and a former officer and director, entered into an agreement resolving certain disputes that had arisen relating to the ownership of 1,050,000 shares of the Company’s common stock and 250,000 shares of its Series A preferred stock that were the subject of a stock purchase agreement dated February 21, 2003. As a result of the terms of the settlement the Company has recorded a note payable of $35,265. The amount payable to the former offier and director is to be paid (a) one-third for each million dollars in financing raised by the Company after June 27, 2004 or (b) pro-rata to the extent that other officers or directors of the Company receive repayment of indebtedness from third-party financing obtained by the Company subsequent to June 27, 2004. No amounts were paid during the period ended June 30, 2006.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006 and December 31, 2005

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

Stock Options and Warrants

The Company estimated the fair value of each stock option or warrant issued during the year at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rates	4.30% - 4.85%
Expected lives	5 years
Expected volatilities	222% - 227%
Dividend yields	0.00%

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
June 30, 2006 and December 31, 2005

NOTE 6   GOING CONCERN (CONTINUED)

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

NOTE 7   OTHER MATERIAL EVENTS

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

NOTE 8   SUBSEQUENT EVENTS

On July 1, 2006, the Company granted its CEO and Chief Financial Officer 200,000 options to purchase common stock at $0.01 per share in accordance with an employment agreement. The Company recognized $2,000 in compensation expense as a result of the issuance of these options.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the period ended June 30, 2006 and notes thereto appearing elsewhere in this quarterly report.

In January 2005, we commenced operations of our Yard Sale Drop Off, Inc. (“YSDO”) subsidiary. YSDO was a trading assistant and “power seller” that assisted others to list and sell items through on-line auctions on the eBay website. In March 2006, we entered into an agreement to sell all of the assets of YSDO to an unrelated third party. The purchase price for the assets was $8,000 in cash and payment was received in four installments of $2,000 each, with the last payment made in May 2006 at which time we released all of the assets to the purchaser. Upon close of the sale, we recognized a loss on sale of assets of $3,833. All operating results of YSDO are included in discontinued operations as of June 30, 2006 in the financial statements appearing elsewhere in this quarterly report.

We presently have no operations.. We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our ability to continue as a going concern is dependent on our ability to identify and close a business combination with an operating entity. We have not yet identified any such opportunities, and we cannot assure you that we will be able to identify any appropriate business opportunities, or, if identified, that we will be able to close a transaction which is inevitably beneficial to our shareholders. In addition, as it is likely that if we enter into a business combination the structure of the transaction will be such that the approval of our shareholders is not necessary before the transaction is closed. As such, our shareholders are relying entirely upon the judgment of our management in structuring a transaction which provides some benefit to our shareholders.

Results of Operations

Six months ended June 30, 2006 as compared to the six months ended June 30, 2005

	Six Months Ended		Increase/	Increase/
			(Decrease)	(Decrease)
	6/30/2006	6/30/2005	$ 2006 vs 2005	% 2006 vs 2005
Revenue	-	-	-	-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Expenses
Salaries and wages	98,000	122,000	(24,000)	-20%
Selling, general and administrative	33,013	64,044	(31,031)	-48%
Total expenses	131,013	186,044	(55,031)	-30%

Loss from operations	(131,013)	(186,044)	55,031	-30%

Other income (expense)
Interest expense	(33,002)	(6,750)	(26,252)	389%
Loss on sale of assets	(4,845)		(4,845)	100%
Other income	28	2,001	(1,973)	-99%
Total other income (expense)	(37,819)	(4,749)	(33,070)	696%

Loss before discontinued operations	(168,832)	(190,793)	21,961	-12%

Discontinued operations	(13,460)	(127,027)	113,567	-89%

Net loss	(182,292)	(317,820)	135,528	-43%

Total expenses

Our total expenses for the six months ended June 30, 2006 were $131,013, a decline of $55,031, or approximately 30%, from our total expenses of $186,044 for the six months ended June 30, 2005. Included in this decrease were the following:

▪     Salaries and wages decreased $24,000, or 20%, to $98,000 for the six months ended June 30, 2006 from $122,000 for the six months ended June 30, 2005. This increase is attributable to lower expense of stock options issued related to the employment agreement for our CEO as a result of a decline in the trading price of our common stock, and

▪     Selling, general and administrative expense decreased $31,031, or approximately 48%, to $33,013 for the six months ended June 30, 2006 from $64,044 for the six months ended June 30, 2005 which reflects our reduced operations.

Total other income (expense)

Overall, total other expense increased $33,070 for the six months ended June 30, 2006 from the six months ended June 30, 2005 as a result of the following:

▪     Interest expense increased $26,252, or approximately 389%, for the six months ended June 30, 2006 from the six months ended June 30, 2005which reflects the increase of debt during the 2006 period as compared to the 2005 period;

▪     We recognized a loss of $4,845 on sale of assets during the six months ended June 30, 2006 for which there was no comparable expense during the six months ended June 30, 2005; and

▪     Other income decreased $1,973, or approximately 99%, for the six months ended June 30, 2006 from the six months ended June 30, 2005..

Discontinued operations

We reported a loss on discontinued operations for the six months ended June 30, 2006 $13,460 as compared to a loss of $127,027 for the six months ended June 30, 2005. Discontinued operations were related to YSDO.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2006, we had approximately $25,000 of cash on hand and a working capital deficit of $739,456.

At June 30, 2005 we had total assets of $25,574, which consisted of $24,928 of cash and $646 of prepaid expenses. Our total liabilities at June 30, 2006 were $837,802, which included $227,526 of accounts payable and accounts payable - related party, $262,052 of accrued expenses, an aggregate of $275,452 in convertible debentures and notes payable, including $60,452 of notes payable - related parties. We do not have sufficient working capital to satisfy these obligations.

Net cash used by operating activities for the six months ended June 30, 2006 was $39,929 as compared to net cash used by operating activities of $24,457 for the six months ended June 30, 2005. The principal changes in cash used by operating activities from period to period which are unrelated to our discontinued operations include:

▪  a decrease of $135,528 in our net loss,

▪  the expense related to stock, options and warrants issued for services, salary and interest decreased $95,000 for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, and

▪  an increase of $16,566 in accounts payable and accounts payable - related party.

Net cash used by investing activities for the six months ended June 30, 2006 was $0 as compared to $2,568 for the six months ended June 30, 2005.

Net cash provided by financing activities for the six months ended June 30, 2006 was $64,857 as compared to $25,000 for the six months ended June 30, 2005.

At June 30, 2006, we had an accumulated deficit of $10,943,989. In addition, we have approximately $837,802 of liabilities. We do not have the resources to satisfy these liabilities. The report from our independent registered public accounting firm on our audited financial statements at December 31, 2005 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our losses and working capital deficit. As discussed earlier in this report, we have discontinued our operations YSDO and are now seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing shareholders would be adversely affected.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Robert David v. Total Identity Corp. and Total Identity Systems, Inc., American Arbitration Association Case No. 1516859104 As a result of the failure of the parties to pay fees to the American Arbitration Association, in April 2006, the arbitration that was pending before the American Arbitration Association was dismissed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 7, 2006 we borrowed $40,000 from Mr. Manny Losada, a principal shareholder of our company, under the terms of a note bearing interest at 2% per month which is due on September 30, 2006. As additional consideration for the loan, in June 2006 we issued Mr. Losada 800,000 shares of our common stock valued at $8,000. We granted Mr. Losada piggy back registration rights covering these securities. We used these funds for general working capital.

In June 2006 we borrowed an additional $25,000 from Mr. Losada which bears interest at 12% per annum and was due on July 31, 2006. As additional consideration for the loan we issued Mr. Losada 100,000 shares of our common stock valued at $1,000. The amount of the loan remains outstanding as of September 20, 2006. We used these funds for general working capital.

From time to time Mr. Matthew Dwyer, our sole officer and director, advances funds to us for working capital. At December 31, 2005 we owned him approximately $39,560, net of repayments to him during the year of approximately $24,500. On June 23, 2006, $30,000 of related party accounts payable due by us to Mr. Dwyer was converted into 3,000,000 shares of common stock at a market price of $0.01 per share.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submissions of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On May 11, 2006, we issued a secured note in the principal amount of $72,031 to a law firm for past due legal fees and accrued interest. The note is secured by a second general security interest in our assets and must be paid at the time of sale of our company or a change in control.

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