Form 10QSB
period 2006-09-30
TOTAL IDENTITY CORP
filed 2006-11-08
CIK 1016611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,392,510 shares at October 27, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

TOTAL IDENTITY CORP. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED September 30, 2006

INDEX
PART I - FINANCIAL INFORMATION	Page
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheet (Unaudited) as of September 30, 2006	F3
Consolidated Statements of Operations (Unaudited)	F5
for the Nine months ended September 30, 2006 and 2005
Consolidated Statements of Cash Flows (Unaudited)	F7
for the Nine months ended September 30, 2006 and 2005
Notes to Consolidated Financial Statements	F9
Item 2. Management's Discussion and Analysis or Plan of Operation	14
Item 3. Controls and Procedures	19

PART II - OTHER INFORMATION	19
Item 1. Legal Proceedings	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3 Default upon Senior Securities	20
Item 4 Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	20
SIGNATURES	21

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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS

Cash	$87	$-
Prepaid expenses	646	646

Total Current Assets	733	646

ASSETS FROM DISCONTINUED OPERATIONS (Note 3)	-	14,731

TOTAL ASSETS	$733	$15,377

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2006	2005
	(Unaudited)

CURRENT LIABILITIES

Cash overdraft	$-	$213
Accounts payable	184,205	185,641
Accounts payable- related party (Note 4)	64,726	41,156
Accrued expenses	313,021	181,550
Convertible debenture	125,000	125,000
Notes payable	85,000	25,000
Notes payable- related party (Note 4)	60,452	100,452

Total Current Liabilities	832,404	659,012

LIABILITIES FROM DISCONTINUED OPERATIONS (Note 3)	78,072	88,301

TOTAL LIABILITIES	910,476	747,313

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series “1” $0.01 par value,
1,250,000 shares authorized; -0- issued and
outstanding, respectively	-	-
Common stock, $0.01 par value, 30,000,000 shares
authorized, 27,392,506 and 17,992,506 shares issued
and outstanding, respectively	273,924	179,924
Additional paid-in capital	9,859,837	9,849,837
Deficit accumulated prior to the development stage	(10,943,989)	(10,761,697)
Deficit accumulated during the development stage	(99,515)	-

Total Stockholders’ Equity (Deficit)	(909,743)	(731,936)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$733	$15,377

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From Inception
					of the
					Development
					Stage on July 1,
	For the Three Months Ended		For the Nine Months Ended		2006 Through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
REVENUE	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS MARGIN	-	-	-	-	-

EXPENSES

Salaries and wages	47,000	51,000	145,000	173,000	47,000
Selling, general and
administrative	46,546	17,886	79,559	81,930	46,546

Total Expenses	93,546	68,886	224,559	254,930	93,546

LOSS FROM
OPERATIONS	(93,546)	(68,886)	(224,559)	(254,930)	(93,546)

OTHER INCOME (EXPENSE)

Loss on sale of assets	-	-	(4,845)	-	-
Interest expense	(5,969)	(3,375)	(38,971)	(10,125)	(5,969)
Other income	-	6,000	28	8,001	-

Total Other Income
(Expense)	(5,969)	2,625	(43,788)	(2,124)	(5,969)

LOSS BEFORE
DISCONTINUED
OPERATIONS	(99,515)	(66,261)	(268,347)	(257,054)	(99,515)

LOSS ON
DISCONTINUED
OPERATIONS
(Note 3)	-	(24,383)	(13,460)	(151,410)	-

NET LOSS	$(99,515)	$(90,644)	$(281,807)	$(408,464)	$(99,515)

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations (Continued)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

BASIC INCOME (LOSS) PER SHARE

Loss per share before
discontinued
operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Loss per share on
discontinued
operations	(0.00)	(0.00)	(0.00)	(0.01)

NET LOSS PER
SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	27,392,506	17,992,506	23,364,301	17,936,994

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, December 31, 2004	-	$-	15,347,171	$153,471	$9,667,977	$(10,256,314)

Common stock issued for cash	-	-	500,000	5,000	20,000	-

Common stock issued for
warrant exercise	-	-	750,000	7,500	15,000	-

Common stock issued for services	-	-	1,000,000	10,000	70,000	-

Common stock issued for related
party debt	-	-	395,335	3,953	11,860	-

Stock warrants issued for services	-	-	-	-	15,000	-

Stock options issued for salary	-	-	-	-	50,000	-

Consolidated net loss for
the year ended December
31, 2005	-	-	-	-	-	(505,383)

Balance, December 31, 2005	-	-	17,992,506	179,924	9,849,837	(10,761,697)

Common stock issued for
related party debt - unaudited	-	-	4,000,000	40,000	-	-

Common stock issued for related
party debt penalty - unaudited	-	-	1,500,000	15,000	-	-

Common stock issued for
related party debt - unaudited	-	-	3,000,000	30,000	-	-

Common stock issued for
debt inducement - unaudited	-	-	900,000	9,000	-	-

Stock options issued for
salary - unaudited	-	-	-	-	10,000	-

Consolidated net loss for
the nine months ended September
30, 2006 - unaudited	-	-	-	-	-	(281,807)

Balance, September 30, 2006
- unaudited	-	$-	27,392,506	$273,924	$9,859,837	$(11,043,504)
The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			of the
			Development
			Stage on July 1,
	For the Nine Months Ended		2006 Through
	September 30,		September 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(281,807)	(408,464)	$(99,515)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization - discontinued	1,226	214	-
Stock issued for services, salary and interest	24,000	80,000	-
Stock options issued for salary	10,000	38,000	2,000
Stock warrants issued for services	-	15,000	-
Loss on sale of assets	4,845	-	-
Changes in assets and liabilities:
Decrease in prepaid and other assets	-	3,434	-
(Increase) decrease in other assets - discontinued	590	(590)	-
Increase (decrease) in accounts payable and accounts payable
related party - discontinued	(4,229)	89,920	5,300
Increase in accounts payable and accounts payable -
related parties	52,134	36,964	21,405
Increase in accrued expenses - discontinued	2,000	-	-
Increase in accrued expenses	131,471	131,675	50,969

Net Cash (Used) by Operating Activities	(59,770)	(13,847)	(19,841)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment - discontinued	-	(4,167)	-

Net Cash (Used) by Financing Activities	-	(4,167)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	25,000	-
Proceeds (Payment) on bank overdraft	(143)	173	-
Payment on notes payable	(5,000)	-	(5,000)
Proceeds from notes payable and related party notes	65,000	-	-

Net Cash Provided (Used) by Financing Activities	59,857	25,173	(5,000)

INCREASE (DECREASE) IN CASH	87	7,159	(24,841)

CASH AT BEGINNING OF PERIOD	-	2,824	24,928
Cash from continuing operations	87	(173)	87
Cash from discontinued operations	-	9,983	-

CASH AT END OF PERIOD	$87	$9,810	$87

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
			From Inception
			of the
			Development
			Stage on July 1,
	For the Nine Months Ended		2006 Through
	September 30,		September 30,
	2006	2005	2006

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$2,813	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:

Stock issued for services, salary and interest	$24,000	$80,000	$-
Stock options issued for salary	$10,000	$38,000	$2,000
Stock warrants issued for services	$-	$15,000	$-
Stock issued for debt	$70,000	$38,312	$-

The accompanying notes are an integral part of these consolidated financial statements.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006 and December 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The condensed financial statements presented are those of Total Identity Corp (A Development Stage Company) (the Company). The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Litigation

During February 2005, a lawsuit was commenced in the Supreme Court of the State of New York, County of Monroe, under the caption Stephen E. Webster v. Richard Dwyer, Matthew P. Dwyer, Phillip Mistretta, Total Digital Displays, Inc., Leslie W. Kernan, Jr., Lacy Katzen LLP, et al. The plaintiff, Stephen E. Webster, previously purchased a $125,000 debenture from Total Identity Corporation and is seeking payment of the convertible debenture by alleging that he was fraudulently induced to purchase the debenture. The Company has filed various motions in its defense and in September 2005 a judgment was grant against the Company and other parties for $125,000 plus 9% interest per annum. In February of 2006 the judgment was vacated. In March of 2006 the Company’s attorneys filed a motion to withdraw as counsel, which was granted. In August of 2006 a default judgment was granted against the Company. The Company intends to retain counsel to appeal, but is not sure if it will be able to adequately defend itself due to its lack of resources.

On May 4, 2004 a judgment was granted against the Company in a lawsuit filed in the Superior Court for Orange County, California. The suit sought collection of legal fees and costs totaling $50,714 including accrued interest at the rate of 10% per annum, attorney’s fees and court costs. A total of $58,703 is included in accounts payable at September 30, 2006.

During June 2006 the Company received a letter from an attorney representing a Dr. Martin Peskin, a former Officer and Director of the Company, disputing the amount of money owed to Dr. Peskin. No lawsuit has been filed or threatened at this time and the Company believes that it has correctly recorded the amount it owes Dr. Peskin.

On September 28, 2006, the Company was served with a summons filed in Supreme Court in New York the suit is relative to the purchase agreements signed in October of 2003 and February of 2004 concerning Total Identity Systems, Inc.  The Company responded to the lawsuit by filing a motion to Stay the Proceedings and to Compel Arbitration and a dismissal of the claim for lack of jurisdiction over the defendant and for such other and further relief as the Court may deem proper.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006 and December 31, 2005

NOTE 3 - SALES AND ACQUISITIONS AGREEMENTS

Sale of Yard Sale Drop Off

During March 2006, the Company entered into an agreement to sell all of the assets of its wholly-owned subsidiary YSDO to an individual for $8,000 in cash and discontinue its operations. Payment was received in four installments of $2,000 a piece, the last payment being in May 2006, when the Company released all assets to the purchaser. Upon close of the sale, the Company recognized a loss on sale of assets of $4,845. As a result of the sale of the assets of YSDO the Company has returned to the development stage as of July 1, 2006.

All operating results of YSDO are included in discontinued operations as of September 30, 2006. No tax benefit has been attributed to discontinued operations. The following is an unaudited summary of the loss from discontinued operations resulting from the disposal of YSDO:

	For the Nine Months Ended
	September 30,

	2006	2005
REVENUE	$-	$11,158

COST OF SALES	11,744	41,124

GROSS DEFICIT	(11,744)	(29,966)

EXPENSES

Depreciation	1,226	428
Selling, general and administrative	490	121,016

Total Expenses	(1,716)	(121,444)

LOSS FROM DISCONTINUED OPERATIONS	$(13,460)	$(151,410)

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

On December 29, 2004, the Company intended to distribute to its shareholders of record on December 15, 2004, as a dividend. On January 11, 2005, the Company determined that the seller of the assets had fraudulently misrepresented the ownership of the license from Major League Baseball when, in fact, the seller did not own any such license. As a result, on January 11, 2005, the Company notified the seller of claims it had against it and demanded rescission of the asset purchase agreement, including its return of the 10,000,000 shares of Total Digital. To date, the seller has not

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006 and December 31, 2005

NOTE 3 - SALES AND ACQUISITIONS AGREEMENTS (CONTINUED)

Sale of Total Digital Displays (Continued)

complied with our demands and has denied any wrongdoing and at this time Total Digital has no assets or liabilities. In addition, the Company has been advised that Total Digital was administratively dissolved on September 16, 2005 by the State of Florida resulting from its failure to file its annual report.

During 2005 the Company filed suit in Broward County, Florida Circuit Court and was awarded a default in August 2005 as a result of the defendant's failure to answer our complaint within the prescribed timeframe; however, in September 2005 the court set aside the default and as of September 30, 2006 the case remains pending.  In light of the foregoing, the opinion of counsel that caused the shares of Total Digital to be issued without legend has been withdrawn and the shares of Total Digital continued to be shown as distributed to the Company’s shareholders as restricted securities.

NOTE 4 -  RELATED PARTY TRANSACTIONS

Accounts and Notes Payable

As of September 30, 2006, the Company owed two related parties $60,452 for amounts loaned to the Company for operating expenses.

As of September 30, 2006, the Company has accounts payable to officer and former officers totaling $64,726 and a related party company totaling $78,072.

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

Employment Agreement

During 2004, the Company entered into an employment agreement with an individual to act as Chief Executive and Finance Officer of the Company. The agreement calls for a salary of $180,000 per year and stock options of 200,000 shares per quarter, issued and fully vested on the first day of the quarter, exercisable for five years at the market price on the date of issue. The Company recognized $135,000 in compensation expense related to salary and $10,000 related to the issuance of options during the Nine months ended September 30, 2006.

Settlement Agreement

On May 13, 2004, the Company and a former officer and director entered into an agreement resolving certain disputes that had arisen relating to the ownership of 1,050,000 shares of the Company’s common stock and 250,000 shares of its Series A preferred stock that were the subject of a stock purchase agreement dated February 21, 2003. As a result of the terms of the settlement the Company has recorded a note payable of $35,265. The amount payable to the former officer and director is to be paid (a) one-third for each million dollars in financing raised by the

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006 and December 31, 2005

NOTE 4 -  RELATED PARTY TRANSACTIONS (CONTINUED)

Settlement Agreement (Continued)

Company after June 27, 2004 or (b) pro-rata to the extent that other officers or directors of the Company receive repayment of indebtedness from third-party financing obtained by the Company subsequent to June 27, 2004. No amounts were paid during the period ended September 30, 2006.

NOTE 5 - COMMON STOCK AND EQUITY INSTRUMENTS

Common Stock

On March 31, 2006, a related party note payable in the amount of $40,000 was converted to common stock at $0.01 per share, or 4,000,000 shares. In addition, the Company issued 1,500,000 shares of common stock valued at a market price of $0.01 per share, or $15,000, for payment of past due penalties.

On April 19, 2006, the Company borrowed $40,000 from an individual who is a principal shareholder of the Company. The note payable is due on October 7, 2006, carries interest at 2% per month and is payable after three months without penalty. As inducement to issue the note, the Company issued 800,000 shares of common stock. $5,000 of the principal amount of the note has been repaid and the remaining principal and accured but unpaid interest remain outstanding.

On June 23, 2006, $30,000 of related party accounts payable was converted into 3,000,000 shares of common stock at a market price of $0.01 per share.

On June 28, 2006, the Company borrowed $25,000 from an individual who is a principal shareholder of the Company. The note payable is due July 31, 2006 and carries interest at 12% per annum. As inducement to issue the note, the Company issued 100,000 shares of common stock valued at a market price of $0.01 per share, or $1,000.

Stock Options and Warrants

The Company estimated the fair value of each stock option or warrant issued during the year at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rates	4.30% - 5.18%
Expected lives	5 years
Expected volatilities	214% - 227%
Dividend yields	0.00%

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

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006 and December 31, 2005

NOTE 5 - COMMON STOCK AND EQUITY INSTRUMENTS (CONTINUED)

Stock Options and Warrants (Continued)

On July 1, 2006, the Company granted its CEO and Chief Financial Officer 200,000 options to purchase common stock at $0.01 per share in accordance with an employment agreement. The Company recognized $2,000 in compensation expense as a result of the issuance of these options.

NOTE 6 - GOING CONCERN

The Company's unaudited consolidated financial statements are prepared using Generally Accepted Accounting Principals applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that cause shareholders to express substantial doubt about the Company's ability to continue as a going concern are as follows:

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

NOTE 7 - OTHER MATERIAL EVENTS

On May 11, 2006, the Company entered into a note payable for past due legal fees and accrued interest totaling $72,031. The note is secured by a second general security interest in the Company’s assets and must be paid at the time of sale of the Company or a change in control.

TOTAL IDENTITY CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006 and December 31, 2005

NOTE 7 - OTHER MATERIAL EVENTS (CONTINUED)

During May 2006, the Company formed a wholly-owned subsidiary, Sovereign Research, LLC. Sovereign Research, LLC has had no operations to-date.

NOTE 8 - SUBSEQUENT EVENTS

On October 1, 2006, the Company granted its CEO and Chief Financial Officer 200,000 options to purchase common stock at $0.01 per share in accordance with an employment agreement. The Company recognized $1,400 in compensation expense as a result of the issuance of these options.

The Company's authorized capital stock includes 30,000,000 shares of common stock and 1,500,000 shares of preferred stock issuable in such series and with such designations, rights and preferences as the Company's Board of Directors may from time to time determine. In June 2004 the Board of Directors created a series of 1,250,000 shares of preferred stock which were designated Series 1 Preferred Stock. The Company never issued any shares of Series 1 Preferred Stock. On October 31, 2006 the Company filed Articles of Amendment to its Articles of Incorporation to eliminate the Series 1 Preferred Stock and return the 1,250,000 shares which had been so designated to the status of authorized but undesignated shares of preferred stock. These Articles of Amendment also created a series of 1,000,000 shares of preferred stock which the Company designated as Series AA Preferred Stock. The designations, rights and preferences of such shares include (i) each share has a liquidation preference of $0.01, (ii) the holders of the Series AA Preferred Stock have the right to convert those shares into shares of the Company's common stock at the rate of 10,000 shares of common stock for each share of Series AA Preferred Stock converted, subject to the availability of a sufficient number of authorized but unissued or unreserved common shares to permit the conversion, (iii) each share of Series AA Preferred Stock has 10,000 votes on all matters submitted to a vote of the Company's shareholders and the shares vote together with the Company's common stock on all matters submitted to a vote of our shareholders, and (iv) the outstanding shares of Series AA Preferred Stock will be proportionately adjusted to reflect any forward split or reverse split of the Company's common stock which occurs after the issuance of shares of the Series AA Preferred Stock.

In October 2006, following the creation of the Series AA Preferred Stock, the Board of Directors issued 85,640 shares of Series AA Preferred Stock to Mr. Matthew P. Dwyer, the Company's sole officer and director, as consideration for his cancellation of a note due him in the amount of $85,640, and the Board of Directors issued 247 Media Holdings, LLC 78,071 shares of Series AA Preferred Stock in exchange for the cancellation of debt due that company in the amount of $78,071. Mr. Dwyer holds voting and dispositive control over our securities owned by 247 Media Holdings, LLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the period ended September 30, 2006 and notes thereto appearing elsewhere in this quarterly report.

In January 2005, we commenced operations of our Yard Sale Drop Off, Inc. (“YSDO”) subsidiary. YSDO was a trading assistant and “power seller” that assisted others to list and sell items through on-line auctions on the eBay website. In March 2006, we entered into an agreement to sell all of the assets of YSDO to an unrelated third party. The purchase price for the assets was $8,000 in cash and payment was received in four installments of $2,000 each, with the last payment made in May 2006 at which time we released all of the assets to the purchaser. Upon close of the sale, we recognized a loss on sale of assets of $3,833. All operating results of YSDO are included in discontinued operations as of September 30, 2006 in the financial statements appearing elsewhere in this quarterly report.

We presently have no operations.  We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our ability to continue as a going concern is dependent on our ability to identify and close a business combination with an operating entity. We have not yet identified any such opportunities, and we cannot assure you that we will be able to identify any appropriate business opportunities, or, if identified, that we will be able to close a transaction which is inevitably beneficial to our shareholders. In addition, as it is likely that if we enter into a business combination the structure of the transaction will be such that the approval of our shareholders is not necessary before the transaction is closed. As such, our shareholders are relying entirely upon the judgment of our management in structuring a transaction which provides some benefit to our shareholders.

Results of Operations

	Nine Months Ended		Increase/	Increase/
			(Decrease)	(Decrease)
	9/30/2006	9/30/2005	$ 2006 vs 2005	$ 2006 vs 2005

Revenue	-	-	-	-

Cost of sales	-	-	-	-

Gross margin	-	-	-	-

Expenses

Salaries and wages	145,000	173,000	(28,000)	-16%

Selling, general and administrative	79,559	81,930	(2,371)	-3%

Total expenses	224,559	254,930	(30,371)	-12%

Loss from operations	(224,559)	(254,930)	30,371	-12%

Other income (expense)

Loss on sale of assets	(4,845)	-	(4,845)	-

Interest expense	(38,971)	(10,125)	(28,846)	285%

Other income	28	8,001	(7,973)	-100%

Total other income (expense)	(43,788)	(2,124)	(41,664)	1962%

Loss before discontinued operations	(268,347)	(257,054)	(11,293)	4%

Discontinued operations	(13,460)	(151,410)	137,950	-91%

Net loss	(281,807)	(408,464)	126,657	-31%

Total expenses

Our total expenses for the nine months ended September 30, 2006 were $224,559, a decline of $30,371, or approximately 12%, from our total expenses of $254,930 for the nine months ended September 30, 2005.  Included in this decrease were the following:

▪ Salaries and wages decreased $28,000, or 16%, to $145,000 for the nine months ended September 30, 2006 from $173,000 for the nine months ended September 30, 2005.  This decrease is  attributable to lower expense of stock options issued related to the employment agreement for our CEO as a result of a decline in the trading price of our common stock, and

▪ Selling, general and administrative expense decreased $2,371, or approximately 3%, to $79,559 for the nine months ended September 30, 2006 from $81,930 for the nine months ended September 30, 2005 which reflects our reduced operations.

Total other income (expense)

Overall, total other expense increased $41,664 for the nine months ended September 30, 2006 from the nine months ended September 30, 2005 as a result of the following:

▪ Interest expense increased $28,846, or approximately 285%, for the nine months ended September 30, 2006 from the nine months ended September 30, 2005 which reflects  the increase of debt during the 2006 period as compared to the 2005 period;

▪ We recognized a loss of $4,845 on sale of assets during the nine months ended September 30, 2006 for which there was no comparable expense during the nine months ended September 30, 2005; and

▪ Other income decreased $7,973, or approximately 100%, for the nine months ended September 30, 2006 from the nine months ended September 30, 2005.

Discontinued operations

We reported a loss on discontinued operations for the nine months ended September 30, 2006 of $13,460 as compared to a loss of $151,410 for the nine months ended September 30, 2005.  Discontinued operations were related to YSDO.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At September 30, 2006, we had approximately $87 of cash on hand and a working capital deficit of $831,671.

At September 30, 2006 we had total assets of $733, which consisted of $87 of cash and $646 of prepaid expenses.  Our total liabilities at September 30, 2006 were $910,476, which included $248,931 of accounts payable and accounts payable - related party, $313,021 of accrued expenses, an aggregate of $270,452 in convertible debentures and notes payable, including $60,000 of short term promissory notes which are past due, $60,452 of notes payable - related parties and $78,072 of liablities related to our discontinued operations.  We do not have sufficient working capital to satisfy these obligations. Subsequent to September 30, 2006, our sole officer and director has converted $163,711 of oblitations owned him and a company he controls into shares of our newly created Series AA Preferred Stock as described elsewhere in this quarterly report. This included amounts due under accounts payable - related parties, including amounts recorded in October 2006, and note payable - related parties.

Net cash used by operating activities for the nine months ended September 30, 2006 was $59,770 as compared to net cash used by operating activities of $13,847 for the nine months ended September 30, 2005.  The principal changes in cash used by operating activities from period to period which are unrelated to our discontinued operations include:

▪ a decrease of $126,657 in our net loss,

▪ the expense related to stock, options and warrants issued for services, salary and interest decreased  $99,000 for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, and

▪ an increase of $15,170 in accounts payable and accounts payable - related party.

Net cash used by investing activities for the nine months ended September 30, 2006 was $0 as compared to $4,167 for the nine months ended September 30, 2005.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $59,857 as compared to $25,173 for the nine months ended September 30, 2005.  During the nine months ended September 30, 2006 we received proceeds of $60,000 from the issuance of notes payable, net of repayments.

At September 30, 2006, we had an accumulated deficit of $11,043,504.   In addition, we have approximately $910,476 of liabilities. We do not have the resources to satisfy these liabilities.  The report from our independent registered public accounting firm on our audited financial statements at December 31, 2005 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our losses and working capital deficit. As discussed earlier in this report, we have discontinued our operations YSDO and are now seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities.  We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We have no commitments from any party to provide such funds to us.  If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws.  In that event, our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing shareholders would be adversely affected.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2006, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2006, following the creation of our Series AA Preferred Stock described in Item 4. below, our Board of Directors issued 85,640 shares of Series AA Preferred Stock to Mr. Matthew P. Dwyer, our sole officer and director, as consideration for his cancellation of a note due him by us in the amount of $85,640. In October 2006 our Board of Directors also issued 247 Media Holdings, LLC 78,071 shares of our Series AA Preferred Stock in exchange for the cancellation of debt due that company by us in the amount of $78,071. Mr. Dwyer holds voting and dispositive control over our securities owned by 247 Media Holdings, LLC.

The direct and indirect issuance of shares to Mr. Dwyer has resulted in Mr. Dwyer acquiring the beneficial ownership of 98.5% of our outstanding voting securities and he is now in a position to determine the outcome of matters submitted to a vote of security holders. Neither the Series AA Preferred Stock nor the common stock into which it may be converted have been registered under the Securities Act of 1933, as amended, and may not be sold or transferred absent registration or the availability of an applicable exemption from registration,

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submissions of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Our authorized capital stock includes 30,000,000 shares of common stock and 1,500,000 shares of preferred stock. Our preferred stock is issuable in such series and with such designations, rights and preferences as our Board of Directors may from time to time determine. In June 2004 our Board created a series of 1,250,000 shares of preferred stock which were designated Series 1 Preferred Stock. We never issued any shares of Series 1 Preferred Stock. On October 31, 2006 we filed Articles of Amendment to our Articles of Incorporation to eliminate the Series 1 Preferred Stock and return the 1,250,000 shares which had been so designated to the status of authorized but undesignated shares of preferred stock. These Articles of Amendment also created a series of 1,000,000 shares of preferred stock which we designated as Series AA Preferred Stock. The designations, rights and preferences of such shares include:
• Each share has a liquidation preference of $0.01,
•
The holders of the Series AA Preferred Stock have the right to convert those shares into shares of our common stock at the rate of 10,000 shares of common stock for each share of Series AA Preferred Stock converted, subject to the availability of a sufficient number of authorized but unissued or unreserved common shares to permit the conversion,

•
Each share of Series AA Preferred Stock has 10,000 votes on all matters submitted to a vote of our shareholders and the shares vote together with our common stock on all matters submitted to a vote of our shareholders, and

•
The outstanding shares of Series AA Preferred Stock will be proportionately adjusted to reflect any forward split or reverse split of our common stock which occurs after the issuance of shares of our Series AA Preferred Stock.

Item 6.  Exhibits

4.1 Articles of Amendment to the Articles of Incorporation
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Total Identity Corp.

November 7, 2006	By: /s/ Matthew P. Dwyer
Matthew P. Dwyer, CEO, CFO and President, principal executive officer and principal financial and accounting officer