Form 10KSB
period 2006-12-31
TOTAL IDENTITY CORP
filed 2007-08-14
CIK 1016611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number: 000-30011

247MGI, Inc.
(Name of small business issuer in its charter)

Florida	65-0309540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1007 N. Federal Highway, Suite D-6, Fort Lauderdale, FL	33304
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 954-323-2516

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

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

State issuer's revenues for its most recent fiscal year. $ 0 for the fiscal year ended December 31, 2006.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.  The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant’s common stock on August 6, 2007 is approximately $111,273.

On August 6, 2007 29,915,471 shares of common stock are issued and outstanding.

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

Transitional Small Business Disclosure Form (check one):  Yes [   ]                                                                                                                                No [X]

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate the acquisition of an operating entity and/or assets, our ability to generate revenues and pay our operating expenses, our ability to raise capital as necessary, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Unless otherwise indicated, the terms

•	"247MGI," the "Company," "we," "our," and "us" refers to 247MGI, Inc. a Florida corporation formerly known as Total Identity Corporation, and our subsidiaries,
•	"Total Identity Systems" refers to Total Identity Systems, Inc., a New York corporation,
•	"Total Digital Communications" refers to Total Digital Communications, Inc., a Florida corporation formerly known as Total Digital Displays, Inc.,
•	"Yard Sale Drop Off" refers to Yard Sale Drop Off, Inc., a Florida corporation formerly known as Total Identity Group, Inc., and
•	"Sovereign Research" refers to our wholly owned subsidiary Sovereign Research, LLC, a Florida limited liability company.

All share and per share information contained herein gives effect to the one for 100 (1:100) reverse stock split of our outstanding common stock effective December 20, 2006.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

We have in the past and intend to continue to acquire assets and/or businesses that we believe are undervalued, and generally to operate those assets and businesses through our subsidiaries.  Our activities during the fiscal years ended December 31, 2005 and 2006 are summarized below:

Yard Sale Drop Off

In January 2005, we commenced operations of Yard Sale Drop Off, a trading assistant and “power seller” that assists others to list and sell items through on-line auctions on the eBay website.  In March 2006, we entered into an agreement to sell the assets of Yard Sale Drop Off to an unrelated third party for $8,000.  Our financial statements for fiscal 2005 and fiscal 2006 reflect Yard Sale Drop Off in discontinued operations.

Sovereign Research

In May, 2006 we formed Sovereign Research LLC as a Florida limited liability company to provide research reports and annual reports, primarily to small cap public companies.  It was anticipated that the reports would be prepared for us by third parties, and that the reports would provide the investment community with information about the companies’ operations, the industry in which the company operates, competitive factors in the industry, marketing statistics, marketing trends and source references.  In October 2006, we ceased our activities to develop this line of business.  We may use Sovereign Research LLC as a vehicle for future operations.

Our Current Business Model

We are, therefore, seeking to shareholder value by acquiring under-managed and/or fragmented assets and business concepts, assembling complementary assets and business and seeking to grow them internally into profitable business operations.  After exploring a number of possible business ventures, during fiscal 2007 we determined to seek assets and businesses that we could assemble to establish a full service multimedia company offering a wide variety of services to both public and privately held companies, including:

•	Transmission of Internet Protocol TV;
•	Transmission of Internet Protocol Radio;
•	Infomercial production;
•	Providing website design and hosting services and e-commerce solutions;
•	Marketing personalized DVD birthday and greeting cards; and
•	Producing TV and radio shows for third parties.

Our business model envisions a one-stop Internet media and advertising company that assisted its clients by creating marketing materials utilizing technology driven media formats for the distribution of information worldwide.  We expect to use the Internet to deliver high quality content more efficiently than our competition.  We also intend to create unique programs to include "live" as well as streaming video content to be delivered through the web and via satellite.

In furtherance of the development of these proposed operations:

•
In February 2007 we negotiated the acquisition of the assets of a South Florida media company including a full service broadcast studio which was under construction.  The South Florida media company is wholly-owned by Mr. Matthew P. Dwyer, our President and CEO.  The assets to be acquired include an under construction studio for IPTV and IPRadio.  IPTV (Internet Protocol television) and IPRadio (Internet Protocol Radio) are systems that deliver digital television and radio services by using Internet Protocol over a network infrastructure, which may include delivery by a broadband connection.  These systems provide television and radio content that, instead of being delivered through traditional broadcast and cable formats, is received by the viewer through the technologies used for computer networks. It was initially anticipated that the studio would be completed and operational by April 2007, but in view of construction delays and lack of resources, it is currently anticipated that streaming IPRadio will begin in September 2007 and IPTV in November 2007.  The assets we expect to acquire include the studio, the equipment needed to stream the IPRadio, a website developed by Jacob Cane Designs, Inc. (see below) and a proprietary hybrid player that viewers will use to watch and listen to the broadcasts.  We anticipate that we will pay approximately $75,000 for these assets (equal to their development costs) and the consideration will be paid in shares of our common stock based upon the fair market value of the shares.  In addition, we will pay Mr. Dwyer’s company, a continuing revenue stream equal to 5% of any license fee we may generate in future periods from licensing the hybrid player to third parties.  It is presently anticipated that this fee will also be paid in shares of our common stock based upon the then fair market value.   We anticipate that we will consummate this transaction during the second half of fiscal 2007.

•
In January 2007 we signed a letter of intent to acquire Business Vision Networks, Inc., a six year old unaffiliated production company that had produced more than 25 infomercials.  However, Business Vision Networks has determined not to enter into a business combination with us, but rather expressed an interest in entering into a strategic alliance under which Business Vision Networks would produce infomercials on our behalf on terms to be negotiated.  We have not entered into any binding agreements with Business Vision Networks although we are interested in pursuing a strategic alliance with them in the future.

•
During January 2007 we also entered into a letter of intent to acquire from FSBO Media Holdings, Inc., an unaffiliated party, their rights under three letters of intent to acquire three media-related companies, in exchange for shares of our common stock.  No binding agreements were entered into in furtherance of this letter of intent and we do not anticipate that we will proceed with this proposed transaction.

•
In February 2007 we signed a letter of intent to enter into a production and distribution agreement with Wyndam Media Group, Inc., a party introduced to us by the president of FSBO Media Holdings, Inc., pursuant to which Wyndam would produce and distribute a late night sports show.  No binding agreements were entered into in furtherance of this letter of intent and we do not anticipate that we will proceed with this proposed transaction.

•
In February 2007 we also entered into a memorandum of understanding with Las Vegas Television Network, Inc. for the creation, development, marketing and distribution of television programs.  We were introduced to the principals of Las Vegas Television Network by the principals of FSBO Media Holdings and Wyndam Media Group.  The initial program to be developed, marketed and distributed was a weekly, one hour late night talk show to be hosted by Mr. Sid Rosenberg, a popular sportscaster.  We were to be responsible for all costs associated with the production, marketing and advertising of the program and the ownership of the program would be shared equally by us and Las Vegas Television Network.  However, due to the failure of FSBO Media Holdings and Wyndam Media Group to deliver sponsors who were willing to fund our production costs of the project, we determined that we could not fund our responsibilities under the memorandum of understanding.  Accordingly, no binding agreements were entered into with Las Vegas Television Network and it is not anticipated that this transaction will proceed.  However, in anticipation of completion of this transaction, we entered into an employment agreement with Mr. John Loughlin, an experienced broadcasting professional, to serve as our President.  While we believed that, in view of the circumstances surrounding the Las Vegas Television Network project, we had reached an understanding with Mr. Loughlin that would suspend the parties’ obligations under the employment agreement until such time as performance was possible, We understand that Mr. Loughlin is seeking to commence legal proceedings against us (see Part I, Item 3. Legal Proceedings below).

•	In March 2007 we agreed in principle to acquire Digi Card, a custom personalized DVD birthday greeting card which was created by our CEO, Mr. Dwyer, from a company owned by Mr. Dwyer.  The assets were acquired by the company owned by Mr. Dwyer because we did not have the resources to acquire the assets, and if the assets were owned by us, they might be subject to the claims of creditors including litigants.  We have not yet entered into any binding agreement to acquire the assets from Mr. Dwyer’s company and we may determine not to do so.

•
In March 2007 we reached verbal agreement in principle to acquire a 20% equity interest in Jacob Cane Designs, an unrelated third party, as well as to receive a 50% revenue participation in that company, for a purchase price of $36,000.  Started in 1999, Jacob Cane Design provides website design, hosting, domain registration, secure certificate, e-commerce solutions, logo design, business card design and similar services.  While we have not yet entered into a binding agreement to complete this acquisition, Mr. Dwyer has advanced $9,000 of the purchase price to Jacob Cane Designs on our behalf.   We are seeking to complete the transaction with Jacob Cane Designs in the fourth quarter of fiscal 2007.

•
In April 2007 we entered into a letter of intent to acquire PurFusion Worldwide, Inc., a technology and Internet marketing solution partner.  Initially we were advised that PurFusion did not desire to pursue this transaction due to the prospect of a lawsuit threatened by a shareholder and former member of our board of directors.  However, we continue to discuss a possible acquisition with the principals of PurFusion, although no binding commitments or agreements have been entered into.

In view of our lack of more than nominal assets and operations, we remained a “shell company” within the meaning of Rule 12b-2 of the Exchange Act as of December 31, 2006 and as of the date of this report.  There is no assurance that our activities will result in the acquisition or development of an operating business in order that we may cease being a “shell company” under SEC rules and regulations.  Moreover, there is no assurance that any business that we do acquire will operate profitably or that shareholders will ever be able to sell their shares at a profit.

Total Identity Systems and Total Digital Communications

In addition to the foregoing, certain historical transactions either continue to, or have the possibility to, impact our operations in future periods.

Total Identity Systems

In October 2003, we entered into a series of agreements with Total Identity Systems and Mr. Robert David, its sole officer, director and principal shareholder, to acquire Total Identity Systems for a purchase price of approximately $1.8 million and certain other concessions to the seller in the form of an employment agreement and the assumption of leasehold obligations to an entity owned by Mr. David.  Total Identity Systems operated as a vertically integrated custom manufacturer of signs and awnings headquartered in Rochester, NY, with in-house marketing, sales, design, engineering, manufacturing, and installation capabilities.  The core manufacturing business consisted of custom on-premise identity products such as neon, channel letters, cabinet signs, and commercial awnings.  Total Identity Systems also designed and manufactured highly custom “theme” signage for customers such as Hard Rock Cafe, Gibson Guitars, and Walt Disney World.

On February 23, 2004, we entered into a series of agreements with Mr. David that (a) amended the stock purchase agreements and related documents dated October 13, 2003 and (b) settled certain disputes that had arisen in connection with the October 13, 2003 agreements, including an arbitration initiated by us to resolve those disputes.  Among the modifications to the initial agreement were a reduction in the purchase price from $1.8 million to $1.2 million, and a change in Mr. David’s status with Total Identity Systems, from an employee to a consultant.  At the time the agreements were entered into, the arbitration we commenced to resolve the differences that arose between the parties was also discontinued.

On July 22, 2004, we terminated our consulting agreement with Mr. David on the grounds that Mr. David had breached the agreement, as well as his fiduciary duties to us, by improperly attempting to dispose of our assets.  On or about July 26, 2004, Mr. David commenced two arbitrations against us and Total Identity Systems with the American Arbitration Association, alleging that (a) we had improperly terminated his consulting agreement and (b) we were in default of certain payment obligations under the agreements to acquire Total Identity Systems.

A central focus of the arbitration was our contention that information provided to us by Mr. David concerning Total Identity Systems’ banking relationship with Mercantile and Trader’s Trust Company, a bank that had made loans to Total Identity Systems, was materially inaccurate.  The bank had previously noticed a default against Total Identity Systems under the promissory note and other loan agreements between Total Identity Systems and Mercantile and Trader's Trust Company.

On or about November 24, 2004, Mercantile and Trader's Trust Company exercised certain rights granted under the loan documents and had “swept” Total Identity Systems’ accounts aggregating approximately $200,000 maintained at the bank, and applied the proceeds to the outstanding indebtedness of Total Identity Systems to the bank.  In addition, Mercantile and Trader's Trust Company notified the United States Post Office that it was exercising its rights under the loan documents to take control over all mail directed to us and the bank changed the locks at Total Identity Systems’ Rochester, New York facility, and was seeking to take control over Total Identity Systems’ assets in order to satisfy Total Identity Systems’ indebtedness to Mercantile and Trader's Trust Company.

In exercising these rights, the Mercantile and Trader's Trust Company assumed control over Total Identity Systems and prevented it from conducting and funding its day-to-day operations.  In light of the actions taken by the bank, including our loss of control over Total Identity Systems’ records and operations and the prospect that our registered public accounting firm would thereafter be unable to audit Total Identity Systems’ books and records, we treated the operations of Total Identity Systems as discontinued operations as of November 30, 2004in accordance with the provisions of FASB 5 paragraph 11 to keep our financial statements from being misleading.

As a result of all of the above and the failure of the parties to pay fees to the American Arbitration Association, in April 2006, the arbitration that was pending before the American Arbitration Association was dismissed.

Thereafter, on or about September 28, 2006, a lawsuit was commenced in the Supreme Court of the State of New York, County of Monroe, under the caption Robert David, Plaintiff, vs. Total Identity Corporation, Total Identity Systems Corporation, Matthew Dwyer and Richard Dwyer, Defendants. The named defendants received notice of the legal proceeding (which is not acknowledged to constitute service) on or about October 2, 2006.  The material allegations in the complaint are that (a) we breached the purchase agreements, (b) we failed to pay promissory notes issued in connection with the purchase agreements, (c) Messrs. Matthew Dwyer and Richard Dwyer tortuously interfered with the purchase agreements, (d) Messrs. Matthew Dwyer and Richard Dwyer committed fraud in connection with the purchase agreements and (e) the defendants have been unjustly enriched by reason of the alleged actions of the defendants.  Each of the purchase agreements contains a provision for dispute resolution before the American Arbitration Association.  During January 2007 our motion to compel arbitration and stay the lawsuit was granted pending the outcome of the arbitration.  During February 2007, the plaintiff appealed the decision and we are awaiting the outcome of the appeal.

Total Digital Communications

On December 15, 2004, Total Digital Communications (which was, at the time, our wholly owned subsidiary) acquired certain assets from Leonard Lightman, including the seller’s rights under a purported license agreement with Major League Baseball.   The purchase price for the assets was paid by the issuance of 10,000,000 shares of Total Digital Communications’ common stock to the seller.  The 10,000,000 shares represented approximately 93% of Total Digital Communications’ outstanding common stock at the time of issuance.

On December 29, 2004, we distributed to our shareholders of record on December 15, 2004 as a dividend, an aggregate of 804,929 shares, constituting all of the common stock of Total Digital Communications then owned by us.  One share of Total Digital Communications was distributed for each 20 shares of our common stock held on the record date.  The dividend was paid without registration under the Securities Act 1933, as amended ("Securities Act"), in reliance upon an opinion of counsel that the transaction did not require registration under the Securities Act.

On January 11, 2005, we determined that the seller of the assets had misrepresented its ownership of the assets and, on January 11, 2005, we asserted claims against the seller, and demanded rescission of the asset purchase agreement, including its return of the 10,000,000 shares of Total Digital Communications paid as consideration for the assets.  The seller failed to comply with our demands, and we filed suit against the seller in Broward Circuit Court.  In August 2005 the court awarded us a default against the seller for failure to file an answer to our complaint within the prescribed timeframe; however, in September 2005 the default was set aside.

We have been advised that the opinion of counsel upon which the distribution to our shareholders was based has been withdrawn.  Therefore, we are treating the shares of Total Digital Communications that were distributed to our shareholders as restricted securities.  However, in light of the uncertainty of the effect that our claims against the seller have upon ownership of the 10,000,000 shares that were issued to the seller, we cannot predict whether we have any control over the future activities of Total Digital Communications.  At this time, we do not believe that Total Digital Communications has any assets and are not aware of any market for the shares of Total Digital Communications.  In addition, we have been advised that Total Digital Communications was administratively dissolved on September 16, 2005 by the State of Florida resulting from its failure to file its annual report.

Other Recent Developments

Engagement of Dawson James Securities

On March 16, 2007 we entered into a Financial Advisory and Consulting Agreement with Dawson James Securities, Inc., a broker-dealer and member of the National Association of Securities Dealers, Inc. Under the terms of the 12 month agreement, Dawson James Securities was to provide financial advisory services relating to a possible merger or sale of our company.  As compensation for its services, we were to issue Dawson James 2,000,000 shares of our common stock, valued at $480,000, and warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share. We also agreed to pay Dawson James a monthly fee of $5,000 and to reimburse the firm for reasonable out-of-pocket expenses incurred in connection with rendering the services to us.  Neither party has performed its obligations under this agreement, the shares and warrants issuable to Dawson James have not been issued, and the parties are discussing mutual rescission of the Financial Advisory and Consulting Agreement.

Agreement with Drexal Investments, Inc.

We were a defendant in a matter entitled The Lebrecht Group, APC vs. Total Identity Corp., case number 03CC12717 in the Superior Court for Orange County, California, in which the plaintiff sought legal fees and costs totaling approximately $46,286 together with accrued interest, attorney's fees and court costs.  On May 4, 2004 a judgment in the amount of approximately $50,714 was awarded to the plaintiff with interest at the rate of 10% per annum.  In January 2007, Drexel Investments, Inc., an unrelated party, acquired all of the plaintiff’s right, title and interest in the lawsuit and judgment and the judgment was satisfied.  In February 2007 we entered into a letter agreement with Drexal Investments, Inc. under which Drexal Investments, Inc. could convert all amounts due under the judgment, excluding all interest earned, into 5,071,400 shares of our common stock valued at $.01.  As of March 31, 2007, Drexel had fully converted the judgment into shares of common stock.

Status as a “Shell Company”

Under rules and regulations adopted by the Securities and Exchange Commission, a “shell company” is a company, other than an asset-based issuer, with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents or assets consisting of any amount of cash and cash equivalents and nominal other assets.  At the present time notwithstanding our current business model, we believe that we are a “shell company” within the meaning of these rules and regulations.

As we continue to develop a media-related business model, we also continue to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities.  Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  While we have a current focus in media-related companies, we do not intent to restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of our discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

The analysis of new business opportunities is being undertaken by, or under the supervision of, Mr. Matthew Dwyer, our CEO, who may not be considered a professional business analyst.  Mr. Dwyer is the key person in the search, review and negotiation with potential acquisition or merger candidates.  We intend to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time period prescribed by applicable rules of the Securities and Exchange Commission which is presently four business days from the closing date of the transaction.  This requirement for readily available audited financial statement may require us to exclude a transaction with a potential candidate which might otherwise be beneficial to our shareholders.

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

We anticipate that we will incur expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these anticipated expenses, unless other funding is arranged, we anticipate that these expenses will be advanced to us by Mr. Dwyer with his personal funds. However, the only opportunity to have these loans repaid will be from a prospective merger or acquisition candidate or from the conversion of these amounts to equity in our company as he has done from time to time in the past.   Moreover, due to the difficulties we have encountered in identifying potential acquisition candidates, we may acquire assets or business operations from related parties, including Mr. Dwyer.  While we believe that the terms of any such acquisitions will be fair, Mr. Dwyer is our only officer and would have a conflict of interest in negotiating the terms of any transaction to which we and he (or his company) is a party.  Therefore, transactions between us and Mr. Dwyer (or his company) are not negotiated on an arm’s length basis and there is no assurance that any such transactions are on terms favorable to us (although we do not intend to enter into any transactions that we do not believe are on terms that are fair to us).

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

Employees

As of August 6, 2007, we had one full-time employee, Mr. Matthew Dwyer, our Chief Executive Officer.  Our employee is not covered by collective bargaining agreements, and we believe our relationship with our employee to be good.

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern.  Since inception we have experienced recurring losses from operations, which losses have caused a total accumulated deficit of $11,354,174 as of December 31, 2006.  In addition, for the year ended December 31, 2006 we reported a net loss of $428,766. We had a working capital deficit of $890,991 at December 31, 2006 and cash on hand of $352.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods and we will need to raise substantial amounts of capital to pay our current obligations and implement our business model.  No assurances can be given that adequate financing can be obtained to meet our capital needs. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing, and, ultimately, to attain profitability.  Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to cease operations.

We have no current business operations and are dependent upon identifying one or more operating businesses to acquire, and/or on our ability to internally grow revenues from assets we may acquire, in order to pay our operating expenses.

During fiscal 2006 we discontinued the operations of Yard Sale Drop Off and, while in fiscal 2006 we formed a new subsidiary to engage in the preparation and marketing of research reports, we do not currently intend to pursue those activities.  At this time, our operating expenses are being paid through loans from our affiliates.  There is no assurance that our affiliates will be able to continue to fund our operating expenses.  Accordingly, we are dependent on identifying and acquiring one or more operating businesses, or to internally grow revenues from assets acquired by us, in order to generate revenues to fund operating expenses.  If we are unable to acquire an operating business or otherwise fund our operating expenses, we may be required to cease operations.

Our continued issuance of shares of common stock in payment of management compensation and consulting fees and upon the conversion of indebtedness is dilutive to our existing shareholders.

Due to our lack of revenues and income, we have historically paid compensation to our Chief Executive Officers and certain other officers and consultants through the issuance of options shares of our common stock, including shares issued and issuable upon the exercise of options.  In some cases, the shares have been issued, including upon the exercise of options, at less than fair market value.  In addition, from time to time, lenders, including management, have converted our indebtedness to them into shares of our common stock.  The issuance of these shares is dilutive to the equity ownership of our shares by other shareholders and the issuance of shares at less than fair market value is dilutive to the book value of our common stock.  Our lack of revenues may require that we continue to dilute shareholders through the issuance of our shares to management and consultants and upon conversion of debt.

There is uncertainty concerning the status of shares of our former subsidiary that were distributed to our shareholders.

In December 2004 we distributed shares of our former subsidiary, Total Digital Communications, to our shareholders.  Subsequent to the distribution, we determined that the assets that were acquired by our subsidiary prior to the distribution did not exist and that we and Total Digital Communications have asserted that we had been fraudulently induced to purchase the assets.  As a result, we notified the seller of claims we have against it, and demanded rescission of the asset purchase agreement, including its return of the 10,000,000 shares of Total Digital Communications issued to the seller under the asset purchase agreement.  To date, the seller has not complied with our demands and has denied wrongdoing, and we have filed suit against the seller in Broward Circuit Court.  The court awarded summary judgment in our favor; however we do not currently have the resources to pursue a default judgment against the seller, nor do we believe that any judgment we may be awarded can be collected.  In light of the foregoing, the opinion of counsel that caused the shares of Total Digital Communications to be issued without legend has been withdrawn, and we are treating the shares of Total Digital Communications that were distributed to our shareholders as restricted securities.   At this time, it is our understanding that Total Digital Communications has no assets and there is no market for the shares of Total Digital Communications.  At this time, we cannot determine whether we will reacquire Total Digital Communications as a subsidiary, the legal status of the shares of Total Digital Communications that were distributed to our shareholders, or otherwise predict the impact that the foregoing facts will have on our operations.

Our ability to consummate acquisitions of operating businesses has been hindered by pending and threatened litigation.

As described elsewhere in this report, we have encountered difficulties in completing transactions with third parties who are reluctant to combine with our company due to our existing liabilities, actual and contingent, our history of lawsuits and the judgments against our company.  Because we have nominal assets and no working capital, we have a limited ability to defend our company in these lawsuits and we are limited in our ability to defend claims or satisfy judgments.  So long as we are a party to pending litigation and the threat of additional litigation continues, we will continue to experience difficulties in acquiring sufficient operating assets or raise sufficient working capital to operate as a going concern.

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

Our business strategy includes growth through acquisition and internal development.  We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies.  Acquired companies’ histories, geographical locations, business models and business cultures can be different from ours in many respects.  If we should consummate one or more acquisitions, our directors and senior management will face a significant challenge in their efforts to integrate the businesses of the acquired companies or assets, and to effectively manage our continued growth.  There can be no assurance that our efforts to integrate the operations of any acquired assets or companies acquired in the future will be successful, that we can manage our growth or that the anticipated benefits of these proposed acquisitions will be fully realized.  The dedication of management resources to these efforts may detract attention from our day-to-day business.  There can be no assurance that there will not be substantial costs associated with these activities or of the success of our integration efforts, either of which could have a material adverse effect on our operating results.

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

We depend on the continued services of our executive officer and on our ability to attract and maintain other qualified employees.

Our future success depends on the continued services of Mr. Matthew P. Dwyer, our sole executive officer.  The loss of his services would be detrimental to us and could have a material adverse effect on our business, financial condition and results of operations.  We do not currently maintain key-man insurance on his life.  Our future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees.  Competition for these individuals is intense and increasing.  We may not be able to attract, assimilate, or retain qualified technical and managerial personnel and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our common stock is quoted in the over the counter market on the Pink Sheets and an active and visible trading market for our common stock may not develop.

Our common stock is currently quoted on a limited basis on the Pink Sheets under the symbol “TOFS.”  The quotation of our common stock on the Pink Sheets does not assure that a meaningful, consistent and liquid trading market currently exists.  We cannot predict whether a more active market for our common stock will develop in the future.  In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;
•	market visibility for our common stock may be limited; and
•	a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

The sale of shares eligible for future sale could have a depressive effect on the market price for our common stock; Rule 144 is not currently available for resales of our common stock.

As of August 6, 2007 there are 29,915,471 shares of common stock issued and outstanding.  Of the currently issued and outstanding shares, 5,150,468 shares are presently held in street name and an additional approximately 132,675 restricted shares of common stock have been held for in excess of one year and are currently available for public resale pursuant to Rule 144 promulgated under the Securities Act ("Rule 144").  Unless registered on a form other than Form S-8, the resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144.  In general, Rule 144 permits our shareholders who have beneficially owned restricted shares of common stock for at least one year to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock.  Furthermore, if such shares are held for at least two years by a person not affiliated with us (in general, a person who is not one of our executive officers, directors or principal shareholders during the three-month period prior to resale), such restricted shares can be sold without any volume limitation.  Sales of our common stock under Rule 144 or pursuant to such registration statement may have a depressive effect on the market price for our common stock.

Rule 144 is not currently available to permit resales of our common stock because, at this time, we are not current in our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).  In addition, in May 2007 the Securities and Exchange Commission proposed changes to Rule 144 which, if adopted, who prohibit reliance on Rule 144 for sales of securities of shell companies until at least 90 days have lapsed from the time the issuer is no longer considered a shell company and certain other conditions are satisfied.  At such time, if any, as we have filed all reports that we are required to file under the Exchange Act, holders of our common stock who meet the requirements for resales under Rule 144 will be able to do so if they so desire, assuming that the pending rule change by the SEC is not final.  If the proposed rule change is adopted in substantially the form proposed, even if we were current in our reporting obligations, Rule 144 would not be available to holders of our common stock until we satisfied the conditions applying to former shell companies.

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

In addition, our articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 1,000,000 shares have been designated as Series AA Preferred Stock.  Our board of directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have reduced protections against interested director transactions, conflicts of interest and other matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets.  Some of these measures have been adopted in response to legal requirements.  Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed.  Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics.  We have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so.  We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors.  If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors.  It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct.  For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided.  Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 ("SOX 404") of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-KSB.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls.  Presently, we will become subject to compliance with SOX 404 for our fiscal year ending December 31, 2007.  While we have yet to being evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our annual report on Form 10-KSB beginning with our report for the fiscal year ending December 31, 2008, we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404.  At present, there is no precedent available with which to measure compliance adequacy.  Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing as needed from time to time could suffer.

We engage in a number of related party transactions which inherently involve conflicts of interest and may not always be on terms as favorable as we could receive from non-affiliated third parties.

As described elsewhere in this annual report, including under Part III, Item 12. Certain Relationships and Related Transactions, and Director Independence, we historically have engaged in a number of transactions with Matthew P. Dwyer, our President and CEO, and other affiliated parties, and we anticipate that we will continue to engage in such transactions in future periods.  These transactions include but are not limited to the conversion of indebtedness we have incurred to our affiliates and the acquisition of assets and/or businesses from affiliates or entities owned or created by such affiliates.  To the extent that these transactions are entered into with Mr. Dwyer and/or entities affiliated with him, and Mr. Dwyer is our sole officer and directors, such transactions will inherently involve conflicts of interest.  While we do not intend to enter into any transaction that we do not believe is fair to us based upon all attendant facts and circumstances. In light of these conflicts of interest we cannot assure you that the terms of these transactions will always be as favorable to us as we might receive from non-affiliated third parties.  Purchasers of our common stock are reliant upon management's judgment as to the reasonableness and fairness of the terms of the various transactions.

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

Stephen E. Webster v. Richard Dwyer, Matthew P. Dwyer, Phillip Mistretta, Total Digital Displays, Inc., Leslie W. Kernan, Jr., Lacy Katzen LLP, et al, case number 2005-211 in the Supreme Court of the State of New York.  We were a defendant in this proceeding in which the plaintiff, Stephen E. Webster, sought repayment of a $125,000 debenture we issued to the plaintiff by alleging that he was fraudulently induced to purchase the debenture. We filed various motions in our defense, however, in September 2005 a judgment was grant against our company and other parties for $125,000 plus 9% interest per annum.  In March 2006 our attorneys filed a motion to withdraw as counsel which was granted, and as August 31, 2006 the default judgment against us in the amount of $125,000 remains outstanding.. As a result of our limited financial means, we are unable to appeal the judgment.  Even if we had sufficient funds to hire counsel to commence an appeal, we do not know at this time if sufficient grounds exist for an appeal of the default judgment.  The amount of this debenture is reflected on our financial statements contained elsewhere herein as a liability.

Total Identity Corp. v. Argilus, LLC, American Arbitration Association Case No. 154590070504.  ArgiIus LLC was hired to raise the capital and/or secure financing to purchase Total Identity Systems.  In August 2004 we filed a claim against ArgiIus LLC for breach of its fiduciary duty as a result of ArgiIus' failure to perform its agreement.  A demand for arbitration was filed with American Arbitration Association in August 2004, and to date there have been no hearings or proceedings in the matter other than the filing of the initial demand and Argilus’ response in October 2004 together with counterclaims demanding $150,000 and 10,000 shares of our common stock.  By letter dated August 22, 2006 from the American Arbitration Association we were advised that as it had not received communication from either party to the matter in response to an earlier letter, that it was their intent to close its file absent advice from either party on or before August 29, 2006.  By letter dated August 25, 2006 from counsel to Argilus to the American Arbitration Association, Argilus agreed to withdraw its counterclaim.  In a subsequent dated August 31, 2006 from the American Arbitration Association, we were advised that unless it was advised to the contrary by September 7, 2006, the arbitration would be considered withdrawn.  Our ability to pursue the matter is limited as a result of our limited financial resources.  While we believe we have meritorious claims, even if we had sufficient funds to hire counsel and pursue this claim, we are unable at this time to predict the outcome of the matter.

On or about September 28, 2006, a lawsuit was commenced in the Supreme Court of the State of New York, County of Monroe, under the caption Robert David, Plaintiff, vs. Total Identity Corporation, Total Identity Systems Corporation, Matthew Dwyer and Richard Dwyer, Defendants. The named defendants received notice of the legal proceeding (which is not acknowledged to constitute service) on or about October 2, 2006.  The material allegations in the complaint are that (a) we breached the purchase agreements, (b) we failed to pay promissory notes issued in connection with the purchase agreements, (c) Messrs. Matthew Dwyer and Richard Dwyer tortiously interfered with the purchase agreements, (d) Messrs. Matthew Dwyer and Richard Dwyer committed fraud in connection with the purchase agreements and (e) the defendants have been unjustly enriched by reason of the alleged actions of the defendants.  Each of the purchase agreements contains a provision for dispute resolution before the American Arbitration Association.  During January 2007 our motion to compel arbitration and stay the lawsuit was granted pending the outcome of the arbitration.  During February 2007, the plaintiff appealed the decision and we are awaiting the outcome of the appeal. A description of the events leading to the filing of this lawsuit are described in Item 1 of this report under the caption “Description of Business; Total Identity Systems and Total Digital Communications; Total Identity Systems.”

Threatened Suits

In June 2006, January 2007 and June 2007, the Company received letters from attorneys purportedly representing Dr. Martin Peskin, a former officer and director of the Company, asserting allegations arising out of loans and investments made by Dr. Peskin in the Company and other companies currently or formerly affiliated with our Chief Executive Officer.  The most recent letters dispute the amount of money owed by the Company to Dr. Peskin, and assert various claims against us, our Chief Executive Officer and several of his current or former affiliates.  The June 2007 attorney’s letter seeks treble damages on alleged claims of $357,500.  The Company believes that its records of the amount it owes Dr. Peskin are accurate and that the amount owed to Dr. Peskin does not exceed $25,187, in part based on information previously supplied by Dr. Peskin, and the Company disputes the merits of Dr. Peskin’s claims.  To date, no lawsuit has been filed.

We understand that Mr. John Loughlin is seeking to commence a lawsuit in Superior Court of the State of Rhode Island, County of Providence , under the caption John J. Loughlin II Plaintiff, vs. 247MGI, Inc. a/k/a Total Identity Corp, Defendants. We also undertand that Mr. John Loughlin, who served as our President from March 16, 2007 until May 4, 2007, is seeking a judgment for $750,000 in compensatory damages and $250,000 in punitive damages, plus interest, costs and attorneys fees. We do not believe that service has been properly effected on us. A description of the events leading to this threatened lawsuit are described in Item 1 of this report under the caption “Description of Business; Our Current Business Model.” We have engaged counsel to defend this matter but at this stage of the proceedings, no assessment may be made as the likelihood of a favorable outcome.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective at the close of business on December 20, 2006 we amended our Articles of Incorporation to:

•	change the corporate name to 247MGI, Inc.,
•	increase the number of authorized shares of our common stock from 30,000,000 shares to 500,000,000 shares,
•	increase the number of our authorized shares of preferred stock from 1,500,000 shares to 5,000,000 shares, and
•	effect a one for 100 (1:100) reverse stock split of our outstanding common stock.

These actions were approved by the our Board of Directors and the holder of a majority of our outstanding voting securities through written consents in lieu of holding special meetings of shareholders, in accordance with the applicable provisions of the Florida Business Corporations Act.  Mr. Matthew P. Dwyer, our sole officer and director who also owns or otherwise controls approximately 98.5% of our outstanding voting securities, which is in excess of the required majority of our outstanding securities entitled to vote on the amendment, executed written consents approving the amendment.  We filed an Information Statement on Schedule 14C with the Securities and Exchange Commission on December 1, 2006 related to these actions and a Current Report on Form 8-K on December 27, 2006 reporting the filing of the amendment to our Articles of Incorporation.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted in the over the counter market on the Pink Sheets under the symbol "TOFS."  From September 2006 to May 2007 our common stock was quoted on the OTC Bulletin Board under the symbols “TIDC” and “TOFS.”  The following table sets forth the high and low closing sale prices for our common stock as reported on the Pink Sheets and OTC Bulletin Board for the last two fiscal years and the subsequent interim period. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.
	High	Low
Fiscal 2005

First quarter ended March 31, 2005	$19.00	$3.00
Second quarter ended June 30, 2005	$19.00	$2.00
Third quarter ended September 30, 2005	$10.00	$2.00
Fourth quarter ended December 31, 2005	$6.00	$1.00

Fiscal 2006

First quarter ended March 31, 2006	$3.00	$1.00
Second quarter ended June 30, 2006	$0.1515.00	$0. 90
Third quarter ended September 30, 2006	$1.00	$.70
Fourth quarter ended December 31, 2006	$5.00	$5.00

Fiscal 2007

First quarter ended March 31, 2007	$.45	$.05
Second quarter ended June 30, 2007	$.10	$.018

On August 6, 2007, the last reported sale price of the common stock on the Pink Sheets was $.012 per share.  As of August 6, 2007 there were approximately 192 shareholders of record of the common stock.

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

The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the year ended December 31, 2006 and notes thereto appearing elsewhere in this annual report.

Overview

We do not presently have any revenue generating operations.  During March 2006 we entered into an agreement to sell all of the assets of our Yard Sale Drop Off subsidiary to an individual for $8,000 and discontinue its operations.  Revenues from Yard Sale Drop Off as well as cost of sales and expenses related to Yard Sale Drop Off's operations have been included in discontinued operations for fiscal 2005 and fiscal 2006 in the financial statements appearing elsewhere in this annual report.  Since disposing of Yard Sale Drop Off, we began seeking to enter into a merger or business combination with an operating business or purchase the assets of an operating business.  We have encountered difficulties, however, in identifying assets and/or businesses to acquire in large part due to third partie's reluctance to combine with us due to our existing liabilities, actual and contingent, and our history of lawsuits.  We are, therefore, seeking to grow shareholder value by acquiring under-managed and/or fragmented assets and business concepts, assembling complementary assets and business and seeking to grow them internally into profitable business operations.  After exploring a number of possible business ventures, during fiscal 2007 we determined to seek assets and businesses that we could assemble to establish a full service multimedia company offering a wide variety of services to both public and privately held companies, including:

•	Transmission of Internet Protocol Radio;
•	Infomercial production;
•	Providing website design and hosting services and e-commerce solutions;
•	Marketing personalized DVD birthday and greeting cards; and
•	Producing TV and radio shows for third parties.

In order to continue to implement this business model we will need to raise approximately $500,000 in working capital.

Results of Operations

Fiscal year ended December 31, 2006 ("Fiscal 2006") as compared to the fiscal year ended December 31, 2005 ("Fiscal 2005")

	Fiscal Year Ended		$ Change	% Change
	December 31,
	2006	2005	2006 vs 2005	2006 vs 2005

Revenue	$0	$0	0	n/a

Expenses:
Consulting and professional fees	138,820	82,515	56,305	+68.2%
Salaries and wages	192,000	230,000	(38,000)	-16.5%
Selling, general and administrative	27,120	13,476	13,644	+101%
Total expenses	357,940	325,991	31,949	+9.8%

Loss from operations	(357,940)	(325,991)	31,949	+9.8%

Other income (expense):
Loss on sale of assets	(4,845)	0	NM	NM
Interest expense	(52,549)	(18,571)	33,978	+183%
Other income	28	0	NM	NM
Total other income (expense)	(57,366)	(18,571)	38,795	+207%

Loss before discontinued operations	(415,306)	(344,562)	70,744	+20.5%

Loss on discontinued operations	(13,460)	(160,821)	(147,361)	NM

Net loss	$(428,766)	$(505,383)	(76,617)	-15.2%

NM = not meaningful

Total expenses

Our total expenses for fiscal 2006 were $357,940 an increase of $31,949, or approximately 10%, from our total expenses of $325,991 for fiscal 2005.  Included in this increase were the following:

•
For fiscal 2006 consulting and professional fees increased $56,305, or approximately 68%, to $138,820 from $82,515 for fiscal 2005.  This increase in consulting and professional fees during fiscal 2006 primarily reflects an increase of approximately $30,400 in audit fees, which includes fees associated with our audits for fiscal 2004 and 2005, and an increase of approximately $18,400 in consulting fees.

•
For fiscal 2006 salaries and wages decreased $38,000, or approximately 17%, to $192,000 from $230,000 for fiscal 2005.  This decrease reflects the lower value attributable to options granted to our Chief Executive Officer as a result of the lower fair market value of our common stock, and

•
Selling, general and administrative expense increased $13,644, or approximately 101%, to $27,120 for fiscal 2006 from $13,476 for fiscal 2005 and reflects increased travel, stock administration and postage and delivery expenses in fiscal 2006.

We are unable at this time to predict the amount of any increases in our operating expenses in fiscal 2007.  If we are able to implement our current business model during fiscal 2007, our operating expenses will increase substantially in proportion to our operations.  Our ability, however, to implement our current business model is dependent upon a number of factors which are beyond our control.

Other income (expense)

Loss on sale of assets

We recognized a loss on sale of assets of $4,845 during fiscal 2006 which represented the value of the Yard Sale Drop Off assets.  We did not have a comparable transaction in fiscal 2005.

Interest expense

Interest expense in fiscal 2006 increased $33,978, or approximately 183% from fiscal 2005.Interest expense in fiscal 2006 includes approximately $24,000 representing the value of securities issued as a debt penalty and inducement, together with approximately $21,000 of interest on notes payable and approximately $7,300 of imputed interest on past due accounts payable

Discontinued operations

We recognized a loss on discontinued operations of $13,640 in fiscal 2006 as compared to a loss of $160,821 in fiscal 2005.  As described elsewhere herein, in March 2006 we sold the assets of our Yard Sale Drop Off subsidiary.  The expenses we recognized in each of fiscal 2005 and fiscal 2006 result from the disposal of those assets.  We do not anticipate that we will incur similar expenses in fiscal 2007.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between December 31, 2006 and December 31, 205:

	December 31,		$ Change	% Change
	2006	2005	2006 vs 2005	2006 vs 2005

Working capital	$(890,991)	$(658,366)	(232,625)	-35.3%
Cash	$352	$646	(294)	-45.5%
Current assets	$998	$646	(352)	-54.5%
Total assets	$998	$15,377	(14,379)	-93.5%
Accounts payable	$197,638	$185,641	11,997	+6.5%
Accounts payable - related party	$33,799	$41,156	(7,357)	-17.9%
Accrued expenses	$76,099	$181,500	(105,401)	-58.1%
Convertible debenture	$125,000	$125,000	0	n/a
Notes payable	$120,625	$25,000	95,625	+383%
Notes payable - related party	$339,188	$100,452	238,736	+238%
Total current liabilities	$891,989	$659,012	232,977	+35.4%
Total liabilities	$891,989	$747,313	144,676	+19.4%

At December 31, 2006 we had total assets of $998 which consisted of $352 of cash and $646 of prepaid expenses as compared to total assets of $15,377 at December 31, 2005 which included cash of $646 and assets from discontinued operations related to our Yard Sale Drop Off subsidiary of $14,731.  Our total liabilities at December 31, 2006 were $891,989 as compared to total liabilities of $747,313 at December 31, 2005.

At December 31, 2006 accounts payable, which primarily represents past due amounts for professional and other services, was $197,638, an increase of $11,997 or approximately 6.5% from December 31, 2005.  Included in this amount was $61,637 due under a judgment against us granted in May 2004 as the result of litigation; this amount was subsequently converted into 5,071,400 shares of our common stock in fiscal 2007 in connection with our agreement with Drexal Investments, Inc. as described earlier in this report under Part I., Item 1. Description of Business.  At December 31, 2006 we had accounts payable - related party of $33,799, a decrease of $7,357 or approximately 18% from December 31, 2005.  Accounts payable - related party represents amounts we owed Mr. Dwyer and a related company at December 31, 2006 for working capital advances to our company.  Such amounts were subsequently converted into equity as described later in this report under Part III, Item 12. Certain Relationships and Related Transactions; Director Independence.

At December 31, 2006 we had accrued expenses of $76,099, a decrease of $105,401, or approximately 58%, from December 31, 2005.  The decrease in accrued expenses primarily reflects the conversion of $314,000 in accrued wages payable to our Chief Executive Officer to a note payable and an increase of $28,549 in accrued interest, offset by current year accrual additions of $180,000 for accrued wages payable to our Chief Executive Officer.

At December 31, 2006 we owed a total of $584,813 under a convertible debenture, notes payable and notes payable - related party, an increase of $334,361 or approximately 134%.  These amounts included:

•	$125,000 due at each of December 31, 2006 and 2005 related to the litigation involving Mr. Webster as described earlier in this report under Part I., Item 3. Legal Proceedings,
•
Notes payable increased $95,625, or approximately 383%, at December 31, 2006 from December 31, 2005.  At December 31, 2006 notes payable included $60,000 due for amounts borrowed from Mr. Manny Losada during fiscal 2006 for working capital which was converted into equity during fiscal 2007 as described later in this report under Part III, Item 12. Certain Relationships and Related Transactions; Director Independence, and

•
Note payable - related parties increased $238,736 at December 31, 2006 from December 31, 0205, an increase of approximately 238%.  Notes payable - related parties represented amounts due Mr. Dwyer which have subsequently been converted into equity as described later in this report under Part III, Item 12. Certain Relationships and Related Transactions; Director Independence.

Net cash used by operating activities for fiscal 2006 was $223,217 as compared to net used in operating activities of $13,254 for fiscal 2005.  During fiscal 2006 cash used in operating activities included increases of $590 in prepaids and other assets and $210,549 in accrued expenses and expenses - related parties of $210,217 which was offset by a decrease in accounts payable and accounts payable - related parties of $47,661 and an add back of non-cash items of $42,071.  During fiscal 2005 cash used in operating activities included increases of prepaids and other assets of $2,844, accounts payable and accounts payable - related parties of $157,593 and accrued expenses and expenses - related of $186,050 which was offset by an add back of non-cash items of $145,642.

Net cash used by investing activities for fiscal 2006 was $0 as compared to $14,713 for fiscal 2005.  The change is primarily related to our purchase of various equipment to operate Yard Sale Drop Off, net of our disposal of equipment related to our discontinued operations for which we did not have comparable transactions during fiscal 2006.

Net cash provided by financing activities for fiscal 2006 was $223,569 as compared to $25,143 for fiscal 2005.  During fiscal 2006 we received $60,000, net of repayments, from the issuance of notes and $163,712 from the proceeds of notes payable related party.  We used these proceeds for working capital.  During fiscal 2005 we received $25,000 from the sale of our stock.

Subsequent to year end and giving effect to the various conversions of liabilities to equity as described earlier in this section, we owe approximately $403,000 under payables and notes, as well as approximately $123,000 in accrued wages and approximately $440,000 in accrued interest.  We do not have the cash necessary to satisfy these obligations.  At December 31, 2006 we had a total accumulated deficit of $11,354,174 and a working capital deficit of $890,991.  The report from our independent registered public accounting firm on our audited financial statements at December 31, 2006 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our losses and working capital deficit. We do not have sufficient working capital to pay our existing obligations or our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. As discussed earlier in this report, we will also need to raise approximately $500,000 in working capital in connection with the implementation of our current business model.  We have no commitments from any party to provide such funds to us.  If we are unable to obtain additional capital as necessary, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws.  In that event, our ability to continue as a going concern will be adversely impacted.

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

Long-Lived Assets.  We adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale and addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. This requirement eliminates the previous (APB30) requirement that discontinued operations be measured at net realizable value or that entities include under discontinued operations in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

Stock Based Compensation.  We adhere to the requirements of SFAS No. 123(R) (SFAS 123(R)) “Share Based Payment” in accounting for the issuance of all equity instruments.  SFAS 123(R) generally requires that share based payment transactions be accounted for using a fair-value based method with the resulting cost recognized in the financial statements.

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 154, "Accounting Changes and Error Corrections” (SFAS 154).  SFAS 154 replaces APB Opinion No. 20, "Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements" and represents another step in the FASB's goal to converge its standards with those issued by the IASB.  Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non- financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement."  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The effect of adoption of SFAS 154 did not have a material impact on our company.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes   and interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The effect of adoption of FIN 48 is not anticipated to have a material impact on our company.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The effect of adoption of SFAS 157 is not anticipated to have a material impact on our company.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also eliminates the option in SFAS 87 to measure plan assets and obligations up to three months prior to the financial statement date.  SFAS 158 is effective for fiscal years ending after December 15, 2006.  The adoption of SFAS 158 did not have an impact to us.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 permits entities to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective as of the first fiscal year beginning after November 15, 2007.  The effect of adoption of SFAS 159 is not anticipated to have a material impact on our company.

ITEM 7.	FINANCIAL STATEMENTS

Our financial statements are contained in pages F-1 through F-21, which appear at the end of this annual report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2006, the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

As of the evaluation date, our CEO who is our sole management and sole employee, concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  We have historically failed to file our reports on Forms 10QSB and 10KSB on a timely basis, including this report on Form 10KSB which is being filed approximately four months after its prescribed due date.  In addition, we have not yet filed a quarterly report on Form 10QSB for the first quarter of fiscal 2007, which was due approximately 75 days ago.  Our Chief Executive Officer, who is our sole executive officer, is not a financial or accounting professional, and we do not have any other employees, including a chief financial officer, comptroller or similarly titled senior financial officer, or any accounting staff.  As a result of our limited financial resources, we do not anticipate that we will be in a position to engage accounting personnel or a senior financial officer in the foreseeable future.  Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may continue to adversely affect our ability to timely file our quarterly and annual reports.

There have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

Name	Age	Position

Matthew P. Dwyer	42	Chief Executive Officer, President and Chief Financial Officer and sole director

Matthew P. Dwyer has been a member of our board of directors since January 12, 2004.  He has served as Chief Executive Officer and Chief Financial Officer since April 22, 2004. He served as a Vice President and Secretary from January 12, 2004 to April 22, 2004. He has also served as our President from time-to-time since April 2004, including since May 4, 2007.  From October 2002 until January 2004, he served as a full-time consultant for Kina’ole Development Corporation, a Hawaii corporation. Mr. Dwyer provided advice to Kina’ole in connection with our acquisition of Kina’ole in January 2003, and, thereafter, continued to provide consulting services to Kina’ole in connection with potential acquisitions and financings. From May 2002 until October 2004, Mr. Dwyer was self-employed as a business consultant. In April 1999, Mr. Dwyer founded Wallstreet-Review, Inc. (“WALS.pk”), a financial consulting firm. He served as Chairman and Chief Executive Officer of Wallstreet-Review until November 2001, and, from November 2001 until May 2002, provided consulting services to it.

Our officers are elected annually at the first board of directors meeting following the annual meeting of shareholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

Director Compensation

Mr. Dwyer is the sole member of our Board of Directors.  We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  Mr. Dwyer did not receive any compensation specifically for his services as a director:

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2006 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2006, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any reporting person failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2006.

Code of Business Ethics

We have not yet adopted a code of ethics which is a written standard designed to deter wrongdoing.  We are not currently subject to any law, rule or regulation requiring that we adopt a code of ethics and as one individual serves as our sole officer and sole director we believe that the adoption of a code of ethics would not provide any meaningful benefit at our current level of operations.

Committees Of The Board Of Directors

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function.  The functions of those committees are being undertaken by the entire board as a whole.  Because one individual serves as our sole director, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees.  We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors.  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future.  While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Our sole director is not an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B.  In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

While we would prefer that our sole director was an audit committee financial expert, Mr. Dwyer does not have the requisite professional background in finance or accounting.  As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, we do not have any immediate prospects to attract independent directors.  When we are able to expand our Board of Directors to include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors.  It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert.  Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2006.  The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)

Matthew P. Dwyer	2006	180,000	0	0	12,000	0	0	6,000	198,000
	2005	180,000	0	0	50,000	0	0	6,000	236,000

Mr. Dwyer has served as our Chief Executive Officer, Chief Financial Officer and a director since April 22, 2004.  From time to time he has also served as our President, and currently serves in that capacity.  Stock Awards in fiscal 2006 represents the value of options to purchase an aggregate of 8,000 shares of our common stock granted to him, of which 2,000 are exercisable at $3.00 per share, 2,000 are exercisable a $6.00 per share, 2,000 are exercisable at $7.00 per share and the remaining 2,000 are exercisable at $10.00 per share.  All Other Compensation in fiscal 2006 represents an expense allowance of $500 per month.  Stock Awards during fiscal 2005 represented the value of options to purchase an aggregate of 8,000 shares of our common stock granted to Mr. Dwyer, of which 2,000 are exercisable at $3.00 per share, 2,000 are exercisable a $6.00 per share, 2,000 are exercisable at $7.00 per share and the remaining 2,000 are exercisable at $10.00 per share.  All Other Compensation in fiscal 2005 represents an expense allowance of $500 per month.

As a result of our limited cash resources during fiscal 2005 we paid Mr. Dwyer $8,500 of his salary in cash and accrued the balance of his compensation; we accrued all of his fiscal 2006 compensation.  At December 31, 2006 Mr. Dwyer converted all accrued but unpaid compensation due him through December 31, 2006 into a non-interest bearing note in the principal amount of $314,000 which was due on September 30, 2007. On February 1, 2007 by letter we increased the amount of the note to $347,333 which included compensation for January 2007 and February 2007, and changed the due date of the note to September 9, 2007.  On February 11, 2007, Mr. Dwyer converted the aggregate of $350,000 we owed him, which included $2,667 he had also advanced our company for working capital, into 7,000,000 shares of our common stock based on a conversion price of $0.05 per share.

Employment Agreement with Matthew P. Dwyer

Effective February 14, 2007, we entered into a new employment agreement with Matthew P. Dwyer, our Chief Executive Officer and Chairman of the Board, upon the expiration of the term of his previous employment agreement. The new employment agreement, which is for a term expiring on December 31, 2012, provides for the payment of a fixed salary to Mr. Dwyer of:

•	$200,000 for the year ending December 31, 2007,
•	$250,000 for the year ending December 31, 2008,
•	$300,000 for the year ending December 31, 2009,
•	$350,000 for the year ending December 31, 2010,
•	$400,000 for the year ending December 31, 2011, and
•	$450,000 for the year ending December 31, 2012.

The agreement also grants Mr. Dwyer, as additional compensation, options to purchase an aggregate of 12,000,000 shares of our common stock at an exercise price of $0.07 per share, vesting at the rate of 500,000 options on the first day of each calendar quarter beginning January 1, 2007.  The options may be exercised for a period of five years from the date the options vest.  The number of shares subject to the options and the exercise price of the options will be proportionately adjusted to give effect to any forward or reverse stock split, recapitalization or similar corporate event completed by our company.  In August 2007, we and Mr. Dwyer verbally agreed to enter into a written amendment to the employment agreement to provide that, effective August 1, 2007, in lieu of the future quarterly vesting of options under the agreement, five-year options would be granted to Mr. Dwyer on a quarterly basis, on the first day of each quarter during the term of the agreement, with such options being exercisable at fair market value on the date of grant.

Mr. Dwyer is also entitled to:

•	cash or stock bonuses and/or other incentives as may be determined from time to time by the Board of Directors,
•	six weeks paid vacation during the first 12 months of the term of the agreement and one additional week per year for the remaining term of the agreement,
•	reimbursement for cellular phone expenses and other reasonable out of pocket expenses,
•	a car allowance not to exceed $1,500 per month, and
•	other benefits made available to all of our employees as a group.

The employment agreement with Mr. Dwyer may be terminated by us for cause (as set forth in the agreement), or upon his death or disability.  If we terminate the agreement for cause, he is entitled to his fixed salary through the date of termination and all unexercised and/or unvested options immediately terminate.  If we terminate the agreement upon his disability (as defined in the agreement), we will continue to pay 50% of his fixed salary, as well as his other compensation, for the balance of the term of the agreement and all unvested options will immediately vest and become exercisable by Mr. Dwyer or his personal representative for a period of six months from the date of disability.  In the event of Mr. Dwyer's death, we are required to pay all compensation accrued up to the date of death, pay his fixed salary through the balance of the term of the agreement and all unvested options immediately vest and his estate has the right to exercise any unexercised options for a period of six months from the date of death.

If a "change of control" occurs during the term of the employment agreement Mr. Dwyer may terminate the agreement for "good reason," as described in the agreement, in which event he is entitled to receive a payment equal to 2.99 times his average compensation (including bonuses) during the three years preceding the date of termination.  For the purposes of the employment agreement, a "change of control" will be deemed to have occurred on the first day on which Mr. Dwyer is no longer a member of our Board of Directors.  The agreement also contains customary provisions protecting the confidentiality of our proprietary information and provides that Mr. Dwyer may not compete with us during the term of the agreement and for two years thereafter.

Employment Agreement with John Loughlin

On March 16, 2007 we entered into an Employment Agreement with Mr. John Loughlin to serve as our President until January 1, 2009, subject to annual renewal thereafter and prior termination in accordance with the terms of the agreement.  We entered into this employment agreement in anticipation of a proposed agreement with Las Vegas Television Network, Inc.; however, due to the failure of FSBO Media Holdings and Wyndam Media Group to deliver sponsors who were willing to fund production costs, we determined that we could not fund our responsibilities under the memorandum of understanding and the agreement with Las Vegas Television Network was not executed.  Under the terms of the employment agreement, we agreed to compensate Mr. Loughlin follows:

•	a fixed salary of $150,000 annually for the period of March 1, 2007 through December 1, 2007 and thereafter $180,000 annually through December 31, 2008,

•
five year options to purchase 2,000,000 shares of our common stock with an exercise price of $.24 per share, of which options to purchase 250,000 shares vested immediately upon the execution of the agreement and the remaining options vest at the rate of 250,000 per calendar quarter, on the first day of each calendar quarter beginning on April 1, 2007.  The options were subject to accelerated vesting in the event of Mr. Loughlin's death or disability.  In the event the agreement was terminated for cause, all unexercised and/or unvested options immediately terminated, and

•	bonuses at the discretion of the Board of Directors.

The agreement contained customary confidentially, non-compete and invention assignment provisions.  We could terminate the agreement for cause, as described in the agreement, in which event his salary immediately terminated.  We could also terminate the agreement without cause.  In this event, he was entitled to his salary through the date of termination, any earned bonus and a severance payment equal to his base salary through the balance of the term of the agreement, payable monthly, and for each full or partial year of at least six months remaining in the term of the agreement an amount equal to the average of the annual bonuses earned by Mr. Loughlin during the preceding two years, payable on the date such bonuses would have been paid had he still been employed by our company.  We could also terminate the agreement in the event of Mr. Loughlin's disability, in which event we would have paid him a salary equal to 50% of his then current fixed salary through the balance of the term of the agreement, as well as paying him all other compensation as may be due thereunder.

Finally, if a change of control of our company occurred during the term of the agreement, Mr. Loughlin could terminate the agreement for "good reason" as defined in the agreement.  In this event, we would be obligated to pay him an amount equal to 2.99 times his average annual compensation, including bonuses, if any, during the three years preceding the date of termination.  For the purposes of the agreement, "change of control" will be deemed to occur on the effective date of (i) the sale of all or substantially all of our assets, or (ii) a merger, acquisition or similar transaction that results in more than 50% of our outstanding equity securities being owned by persons who do not currently own 50% or more of our securities.

In view of our inability to consummate our agreement with Las Vegas Television Network, in May 2007 we reached an understanding with Mr. Loughlin to suspend the parties’ obligations under the employment agreement until such time as performance was possible, upon payment to Mr. Loughlin of $25,000 and the issuance to him of 500,000 options exercisable at $.24 per share.  Notwithstanding this understanding, on or about July 7, 2007, Mr. Loughlin commenced suit against us claiming a wrongful termination of our employment agreement with Mr. Loughlin.  See Part 1. Item 3. Legal Proceedings above.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Matthew P. Dwyer	2,000	0	0	$6.00	1/1/2010	0
	2,000	0	0	$10.00	4/1/2010	0
	2,000	0	0	$3.00	7/1/2010	0
	2,000	0	0	$6.00	10/1/2010	0
	2,000	0	0	$3.00	1/1/2011	0
	2,000	0	0	$1.00	4/1/2011	0
	2,000	0	0	$1.00	7/1/2011	0
	2,000	0	0	$1.00	10/1/2011	0

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

At December 31, 2006, options covering 1,500,000 shares have been granted under the 2004 Plan.

Total Identity Corp. 2003 Omnibus Securities Plan. On May 2, 2003, our Board of Directors approved the Total Identity Corp. 2003 Omnibus Securities Plan (the "2003 Omnibus Securities Plan"). On May 2, 2003, the 2003 Omnibus Securities Plan was approved by written consent of holders of a majority of our voting stock, and ratified on June 17, 2003. On January 12, 2004, our Board of Directors increased the number of shares available for issuance under the 2003 Omnibus Securities Plan from 140,000 to 800,000.  As a result of the 1:100 reverse stock split of our outstanding common stock on December 20, 2006, the number of shares available for issuance under the 2003 Omnibus Securities Plan was adjusted to 8,000 shares.

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

At December 31, 2006, awards covering 6,250 shares had been made under the 2003 Omnibus Securities Plan.

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

At December 31, 2006, awards covering 5,100,000 shares had been made under the 2003 Non-Qualified Securities Plan.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At August 6, 2007, there were 29,915,471 shares of our common stock issued and outstanding.  The following table sets forth, as of that date information known to us relating to the beneficial ownership of these shares by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of the class of stock;
•	each director;
•	each executive officer; and
•	all executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 1007 North Federal Highway, Suite D-6, Fort Lauderdale, Florida 33304.  We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.  Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from August 6, 2007 upon the exercise of options, warrants, convertible securities or other understandings.  We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of that date have been exercised or converted.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Matthew P. Dwyer¹	25,450,978	85%
All officers and directors as a group (one person)	25,450,978	85%
__
[1]
The number of shares of our common stock owned by Mr. Dwyer includes options to purchase an aggregate of 2,016,000 shares of our common stock with exercise prices ranging from $0.05 to $10.00 per share granted to him pursuant to the terms of his employment agreement, 33,525 shares owned by AFAB, Inc. and 1,453 shares owned by 247 Media Holdings, LLC.  Mr. Dwyer has voting and dispositive control over securities held by these entities. In addition, Mr. Dwyer has previously entered into an agreement with Dr. Peskin to sell him 30,000 shares of common stock held by Mr. Dwyer.  As these shares are still held of record by Mr. Dwyer they are included in the number of shares beneficially owned by him.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under our various equity compensation plans, as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:

2003 Omnibus Securities Plan	0	n/a	1,750
2003 Non-Qualified Stock Option and Grant Plan	0	n/a	100,000

Plans not approved by shareholders:

2004 Equity Compensation Plan	0	n/a	1,000,000

A description of each of these plans is contained elsewhere in this report in Part II, Item 10. Executive Compensation – Stock Option Plans.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Mr. Matthew P. Dwyer

From time to time we enter into related party transactions with Mr. Matthew P. Dwyer, our sole officer and director, including:

From time to time Mr. Dwyer has lent our company funds for working capital.  Generally the loans do not bear interest and there is no fixed term for repayment.  At December 31, 2005 we owned him approximately $33,799, net of repayments to him during the year of approximately $24,500.  On June 23, 2006, $30,000 of related party accounts payable due by us to Mr. Matthew Dwyer, our CEO, was converted into 30,000 shares of common stock at a market price of $1.00 per share.

In October 2006 we issued approximately 856 shares of our Series AA Preferred Stock to Mr. Dwyer as consideration for his cancellation of a note due him by us in the amount of $85,640 which represented funds he had lent to us from time to time for working capital.  In October 2006 we also issued 247 Media Holdings, LLC approximately 781 shares of our Series AA Preferred Stock in exchange for the cancellation of debt due that company by us in the amount of $78,071 which represented funds he had lent to us from time to time for working capital.  The money does not earn interest and there is no collateral. Mr. Dwyer holds voting and dispositive control over our securities owned by 247 Media Holdings, LLC.  The direct and indirect issuance of shares to Mr. Dwyer has resulted in Mr. Dwyer acquiring the beneficial ownership of 98.5% of our then outstanding voting securities.  Because the shares of Series AA Preferred Stock were immediately convertible into 16,371,100 shares of our common stock, during fiscal 2006 for accounting purposes we recognized a beneficial conversion feature of $16,207,389 on the issuance of these securities which was recorded as an addition to our additional paid-in capital and retained deficit.  In January 2007 all 1,637 shares of Series AA Preferred Stock were converted into 16,370,000 shares of our common stock.

At December 31, 2006 Mr. Dwyer converted all accrued but unpaid compensation due him through December 31, 2006 into a non-interest bearing note in the principal amount of $314,000 which was due on September 30, 2007. On February 1, 2007 by letter we increased the amount of the note to $347,333 which included compensation for January 2007 and February 2007, and changed the due date of the note to September 9, 2007.  On February 11, 2007, Mr. Dwyer converted the aggregate of $350,000 we owed him, which also included $2,667 he had advanced our company for working capital, into 7,000,000 shares of our common stock based on a conversion price of $0.05 per share.

Transactions with Other Related Parties

On January 16, 2004 we borrowed $50,000 from Mrs. Cindy Dolgin, the wife of Mr. Neil Dolgin who was then an officer and director of our company.  The funds were used by us for working capital.  As an inducement to loan us the money we issued Mrs. Dolgin 2,500 shares of our common stock valued at $45,000.   The note carried a 45 day term with interest at 8% per annum and contained a penalty clause requiring us to issue50 shares of our common stock per day from the due date of February 28, 2004 of the note until such time as the note is paid in full.  In addition, the note provided that should Mrs. Dolgin elect to convert the note into equity and invest an additional $200,000 into our company prior to the due date of the note, the note would be convertible at $25.00 per share.  No such election was ever made.  On October 26, 2004 we made a $10,000 payment to Mrs. Dolgin.  At December 31, 2005 we owed Mrs. Carol Dolgin, presently a principal shareholder of our company, $40,000 under the note.  In March 2006 the note was converted into 40,000 shares of our common stock at a conversion rate of $1.00 per share.  We issued Mrs. Dolgin an additional 15,000 shares of our common stock valued at $15,000 as a penalty for failure to pay the note when due.

On April 7, 2006 we borrowed $40,000 from Mr. Manny Losada, who was then a principal shareholder of our company, under the terms of a note bearing interest at 2% per month which was due on September 30, 2006.  As additional consideration for the loan, in June 2006 we issued Mr. Losada 8,000 shares of our common stock valued at $8,000.  We granted Mr. Losada piggy back registration rights covering these securities.  In June 2006 we borrowed an additional $25,000 from Mr. Losada which bears interest at 12% per annum and was due on July 31, 2006.  As additional consideration for the loan we issued Mr. Losada 1,000 shares of our common stock valued at $1,000.   In February 2007 Mr. Losada converted the $60,000 principal and $8,906 in accrued interest due under these notes, which was net of a principal repayment of $5,000, into 1,200,000 shares of our common stock valued at $72,000.

Director Independence

None of the members of our Board of Directors are “independent” within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

PART IV

ITEM 13.	EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION

3.1.1	Amended and Restated Articles of Incorporation (1)
3.1.2	Statement of Designation of Series A Preferred Stock (2)
3.2	Amended and Restated By-Laws (3)
3.3	Articles of Amendment filed June 30, 2004. (23)
3.4	Articles of Amendment filed July 1, 2004 (24)
3.5	Articles of Amendment dated June 25, 2004 (28)
3.6	Articles of Amendment dated June 25, 2004 (29)
3.7	Form of Articles of Amendment (34)
10.1	2003 Omnibus Securities Plan, as amended (4) **
10.2	2003 Non-Qualified Stock Grant and Option Plan, as amended (5) **
10.3	Stock Purchase Agreement dated October 13, 2003 by and between Total Identity Corp. and Total Identity Systems Corp. (6)
10.4	Stock Purchase Agreement dated October 13, 2003 by and between Total Identity Corp. and Robert David (7)
10.5	Employment Agreement dated October 13, 2003 by and between Charles Finzer and Total Identity Corp. (8)**
10.6	Employment Agreement dated October 13, 2003 by and between Robert David and Total Identity Corp. (9)**
10.7	Promissory Note dated October 13, 2003 from Total Identity Systems Corp. to Robert David (10)
10.8	Pledge Agreement dated October 13, 2003 by and between Total Identity Corp. and Robert David (11)
10.9	Lease Agreement dated October 13, 2003 by and between Total Identity Systems Corp. and 2340 Townline Road Corporation (12)
10.10	Amendment No. 1 to the Common Stock Purchase Agreement dated February 23, 2004 by and between Total Identity Corp., Total Identity Systems Corp. and Robert David (13)
10.11	Amendment No. 1 to Common Stock Purchase Agreement dated February 23, 2004 by and between Total Identity Corp. and Robert David (14)
10.12	Amended and Restated Promissory Note dated February 23, 2004 (15)
10.13	Amended and Restated Pledge Agreement dated February 23, 2004 (16)
10.14	Lease Agreement dated February 23, 2004 (17)
10.15	Consulting Agreement dated February 23, 2004 by and between Total Identity Corp. and Robert David (18)**
10.16	Amended and Restated Pledge Agreement dated February 23, 2004 by and between Total Identity Corp., Robert David and Shapiro, Rosenbaum, Liebschultz and Nelson, LLP (19)
10.17	Intentionally omitted
10.18	Consulting Agreement dated February 2, 2004 with Richard R. Dwyer (21) **
10.19	Settlement Agreement dated May 13, 2004 between Scott Siegel and Total Identity Corp. (22)
10.20	Employment Agreement with Jeffrey Hoffman (25)**
10.21	2004 Equity Compensation Plan (26)**
10.22	Agreement dated June 17, 2005 between Total Identity Corp. and WallStreet-Review Financial Services, Inc. (27) **
10.23	8% Note in the principal amount of $50,000 dated January 16, 2004 issued to Ms. Cindy Dolgin *
10.24	Note in the principal amount of $40,000 dated April 7, 2006 issued to Mr. Manuel B. Losada *
10.25	Note in the principal amount of $72,031 dated May 11, 2006 issue to Tripp Scott, P.A. *
10.26	Employment Agreement dated January 1, 2007 with Matthew P. Dwyer (35)**
10.27	Financial Advisory and Consulting Agreement dated March 16, 2007 by and between 247MGI, Inc. and Dawson James Securities, Inc. (36) **
10.28	Employment Agreement dated March 16, 2007 by and between 247MGI, Inc. and John Loughlin.(37) **
21.1	Subsidiaries of the registrant *
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer *

*	filed herewith
**	compensatory agreement

(1)	Incorporated by reference to Exhibit 3.1 to the registration statement on Form SB-2 filed on April 14, 2000.
(2)	Incorporated by reference to Exhibit 4.1 to the registration statement on Form SB-2 filed on April 14, 2000.
(3)	Incorporated by reference to Exhibit 3.2 to the registration statement on Form SB-2 filed on April 14, 2000.
(4)	Incorporated by reference to Exhibit 10.1 to the annual report on Form 10-KSB for the fiscal year ended December 31, 2003.
(5)	Incorporated by reference to Exhibit 10.2 to the annual report on Form 10-KSB for the fiscal year ended December 31, 2003.
(6)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2003.
(7)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 28, 2003.
(8)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 28, 2003.
(9)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 28, 2003.
(10)	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 28, 2003.
(11)	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on October 28, 2003.
(12)	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 28, 2003.
(13)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 24, 2004.
(14)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 24, 2004.
(15)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 24, 2004.
(16)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 24, 2004.
(17)	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 24, 2004.
(18)	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 24, 2004.
(19)	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 24, 2004.
(20)	Incorporated by reference to Exhibit 10.17 to the annual report on Form 10-KSB for the fiscal year ended December 31, 2003.
(21)	Incorporated by reference to Exhibit 10.18 to the annual report on Form 10-KSB for the fiscal year ended December 31, 2003.
(22)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 20, 2004.
(23)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 24, 2004.
(24)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on September 24, 2004.
(25)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 24, 2004.
(26)	Incorporated by reference to Exhibit 10.1 to the registration statement on Form S-8 filed on February 11, 2005.
(27)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2005.
(28)	Incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-QSB/A for the period ended June 30, 2004.
(29)	Incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-QSB/A for the period ended June 30, 2004.
(30)	Incorporated by reference to Exhibit 10.23 to the annual report on Form 10-KSB for the period ended December 31, 2004.
(31)	Incorporated by reference to Exhibit 10.24 to the annual report on Form 10-KSB for the period ended December 31, 2004.
(32)	Incorporated by reference to Exhibit 10.25 to the annual report on Form 10-KSB for the period ended December 31, 2004.
(33)	Incorporated by reference to Exhibit 21.1 to the annual report on Form 10-KSB for the period ended December 31, 2004.
(34)	Incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-QSB for the period ended September 30, 2006.
(35)	Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K as filed on February 21, 2007.
(36)	Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K as filed on April 3, 2007.
(37)	Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K as filed on April 3, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

HJ & Associates, LLC. served as our independent registered public accounting firm for fiscal 2006 and fiscal 2005.  The following table shows the fees that were billed for the audit and other services provided by this firm for the 2006 and 2005 fiscal years.

	Fiscal 2006	Fiscal 2005

Audit Fees	$19,000	$7,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	2,500
TOTAL	$19,000	$9,500

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

247MGI INC.

August 14, 2007	By: /s/ Matthew P. Dwyer
Matthew P. Dwyer, CEO, CFO and President, principal executive officer and principal financial and accounting officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew P. Dwyer	CEO, Chief Financial Officer,	August 14, 2007
Matthew P. Dwyer	President and director

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006and 2005

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
247MGI, Inc. and Subsidiaries
(FKA Total Identity Corporation and Subsidiaries)
(A development stage company)
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of 247MGI, Inc. and Subsidiaries (FKA Total Identity Corporation and Subsidiaries) as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and from inception of the development stage on July 1, 2006 through December 31, 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 247MGI, Inc. and Subsidiaries (FKA Total Identity Corporation and Subsidiaries) (A development stage company) as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and from inception of the development stage on July 1, 2006 through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company's deficit in working capital and losses raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 8.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ&Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
July 12, 2007

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
Consolidated Balance Sheet

ASSETS

December 31,
2006

CURRENT ASSETS

Cash	$352
Prepaid expenses	646

Total Current Assets	998

TOTAL ASSETS	$998

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$197,638
Accounts payable– related party (Note 5)	33,799
Accrued expenses	76,099
Convertible debenture (Note 5)	125,000
Notes payable (Note 5)	120,265
Notes payable– related party (Note 5)	339,188

Total Current Liabilities	891,989

TOTAL LIABILITIES	891,989

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series “AA” $0.01 par value,
5,000,000 shares authorized; 1,637 issued and
outstanding	16
Common stock, $0.01 par value, 500,000,000 shares
authorized; 274,086 shares issued and outstanding	2,741
Additional paid-in capital	10,460,426
Accumulated deficit prior to the development stage	(11,107,700)
Accumulated deficit during the development stage	(246,474)

Total Stockholders’ Equity (Deficit)	(890,991)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$998

  The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
Consolidated Statements of Operations

			From Inception
			of the
			Development Stage on July 1,
	For the Years Ended		2006 Through
	December 31,		December 31,
	2006	2005	2006

REVENUE	$-	$-	$-

COST OF SALES	-	-	-

GROSS MARGIN	-	-	-

EXPENSES

Consulting and professional fees	138,820	82,515	85,123
Salaries and wages	192,000	230,000	94,000
Selling, general and administrative	27,120	13,476	47,804

Total Expenses	357,940	325,991	226,927

LOSS FROM OPERATIONS	(357,940)	(325,991)	(226,927)

OTHER INCOME (EXPENSE)

Loss on sale of assets	(4,845)	-	-
Interest expense	(52,549)	(18,571)	(19,547)
Other income	28	-	-

Total Other Income (Expense)	(57,366)	(18,571)	(19,547)

LOSS BEFORE DISCONTINUED
OPERATIONS	(415,306)	(344,562)	(246,474)

LOSS ON DISCONTINUED OPERATIONS	(13,460)	(160,821)	-

NET LOSS	$(428,766)	$(505,383)	$(246,474)

BASIC INCOME (LOSS) PER SHARE

Loss per share before discontinued
operations	$(1.70)	$(1.96)
Income (loss) per share on discontinued
operations	(0.06)	(0.92)

NET LOSS PER SHARE	$(1.76)	$(2.88)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	243,796	175,471

   The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, December 31, 2004	-	$-	153,472	$1,535	$9,819,913	$(10,256,314)

Common stock issued for cash	-	-	5,000	50	24,950	-

Common stock issued for
warrant exercise	-	-	7,500	75	22,425	-

Common stock issued for
services	-	-	10,000	100	79,900	-

Common stock issued for
Related party debt	-	-	3,953	39	15,774	-

Stock warrants issued for services	-	-	-	-	15,000	-

Stock options issued for salary	-	-	-	-	50,000	-

Consolidated net loss for
the year ended December 31, 2005	-	-	-	-	-	(505,383)

Balance, December 31, 2005	-	-	179,925	1,799	10,027,962	(10,761,697)

Common stock issued for
related party debt	-	-	40,000	400	39,600	-

Common stock issued for related
party debt penalty	-	-	15,000	150	14,850	-

Common stock issued for
related party debt	-	-	30,000	300	29,700	-

Common stock issued for
debt inducement	-	-	9,000	90	8,910	-

Stock options issued for
salary	-	-	-	-	12,000	-

Preferred stock issued for related
party debt	781	8	-	-	78,063	-

Preferred stock issued for related
party debt	856	8	-	-	85,631	-

Reverse stock split adjustment	-	-	161	2	(1)	-

Beneficial conversion feature on
convertible preferred stock	-	-	-	-	163,711	(163,711)

Consolidated net loss for
the year ended December 31, 2006	-	-	-	-	-	(428,766)

Balance, December 31, 2006	1,637	$16	274,086	$2,741	$10,460,426	$(11,354,174)

  The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			of the
			Development Stage on July 1,
	For the Years Ended		2006 Through
	December 31,		December 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(428,766)	$(505,383)	$(246,474)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization –
discontinued	1,226	642	-
Loss on sale of assets	4,845	-	-
Stock issued for services, salary
and interest	24,000	80,000	-
Stock options issued for salary	12,000	50,000	4,000
Stock warrants issued for services	-	15,000	-
Changes in assets and liabilities:
Decrease in prepaid and other assets	590	2,844	-
Increase (decrease) in accounts
payable and accounts payable
– related parties	(47,661)	157,593	(68,861)
Increase (Decrease) in accrued
expenses and expenses – related	210,549	186,050	128,047

Net Cash Provided (Used) by
Operating Activities	(223,217)	(13,254)	(183,288)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment –
discontinued	-	(14,713)	-

Net Cash (Used) by Investing
Activities	-	(14,713)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (Decrease) in bank overdraft	(143)	143	-
Proceeds from issuance of stock	-	25,000	-
Proceeds from notes payable	65,000	-	-
Payment of notes payable	(5,000)	-	(5,000)
Proceeds from notes payable related party	163,712	-	163,712

Net Cash Provided by Financing
Activities	$223,569	$25,143	$158,712

  The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

			From Inception
			of the
			Development Stage on July 1,
	For the Years Ended		2006 Through
	December 31,		December 31,
	2006	2005	2006

INCREASE (DECREASE) IN CASH	$352	$(2,824)	$(24,576)

CASH AT BEGINNING OF PERIOD	-	2,824	24,928

CASH AT END OF PERIOD	$352	$-	$352

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$4,950	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Stock issued for services, salary
and interest	$24,000	$80,000	$-
Stock options issued for salary	$12,000	$52,000	$4,000
Stock warrants issued for services	$-	$15,000	$-
Stock issued for debt	$70,000	$38,312	$-
Preferred stock issued for related party
debt	$163,711	$-	$163,711
Note payable issued for wages payable	$314,000	$-	$314,000

  The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Organization

247MGI, Inc. and subsidiaries (fka Total Identity Corporation and Subsidiaries) (the “Company”), was organized in the State of Florida on July 22, 1991 for the purpose of managing the operations of retail thrift stores which offered for sale new and used articles of clothing, furniture, miscellaneous household items and antiques.  Through its wholly owned subsidiaries, the Company operated six retail thrift stores that offered new and used articles of clothing, furniture, miscellaneous household items and antiques, and an Internet subsidiary which operated a business-to-consumer site that offered collectibles, art and antiques on a limited basis, until August 27, 2001, when the sale of these business units to the Company’s President and principal stockholder was complete.

On October 13, 2003, the Company purchased all of the outstanding stock of Total Identity Systems Corporation (“TIS”).  TIS was incorporated on February 16, 1982 in the state of New York, under the name of Total Energy Services Corporation.  On August 23, 1996, the Company changed its name to Total Identity Systems Corporation. On October 20, 1999, the Company began also operating under the name of Empire/Forster Sign & Awning.  The Company designed, manufactured, and installed custom awnings and signs until November 24, 2004, when Mercantile and Trader’s Trust Company (M&T Bank), exercised rights given to it in a promissory note and other loan agreements, sweeping TIS’s accounts and applying them to the outstanding indebtedness of TIS to the M&T Bank, taking control of all mail to TIS, and taking control of all assets at TIS’s Rochester, New York facility to satisfy TIS’s indebtedness to M&T Bank.  As a result of actions by M&T, TIS’s operations ceased and its results of operations were treated as discontinued operations as of November 30, 2004.

During February 2005, the Company entered into a lease for 2,920 square feet of store front space in Pompano Beach, Florida for its wholly-owned subsidiary, Yard Sale Drop Off, Inc., formerly known as Total Identity Group, Inc. (YSDO) to begin principle operations of providing an internet based auction service.  During May 2006, the Company sold all of the assets of YSDO and discontinued operations. As such, the results of operations for YSDO are treated as discontinued operations for the year ended December 31, 2005 (see Note 3) and the Company returned to the development stage on July 1, 2006.

During May 2006, the Company formed a wholly-owned subsidiary, Sovereign Research, LLC to conduct a yet to be determined line of business and has had no operations to-date.

b.	Basis of Presentation

The Company uses the accrual method of accounting for financial purposes and has elected December 31 as its year-end.

c.	Principles of Consolidation

The consolidated financial statements as of December 31, 2006 include those of Total Identity Corporation and its wholly-owned subsidiaries Total Identity Systems Corporation, Total Digital Communications, Inc., Yard Sale Drop Off, Inc. and Soverign Research, LLC.  All significant intercompany accounts and transactions have been eliminated.

d.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosers.  Accordingly, actual results could differ from those estimates.

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.	Fixed Assets

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

Depreciation expense totaled $1,226 and $642 during the years ending December 31, 2006 and 2005, respectively.  Depreciation expense for both years is related to the operation of YSDO and is included in the loss from discontinued operations (see Note 3).

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

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended December 31, 2006 and 2005 was $-0- and $2,500, respectively.  All of the advertising expense for the year ended December 31, 2005 is related to the operations of YSDO and is included in the loss from discontinued operations (see Note 3).

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.	Recent Accounting Pronouncements

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements" and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non- financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The effect of adoption of SFAS 154 did not have a material impact on the Company.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes  – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The effect of adoption of FIN 48 is not anticipated to have a material impact on the Company.  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

effective for fiscal years beginning after November 15, 2007.  The effect of adoption of SFAS 157 is not anticipated to have a material impact on the Company.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also eliminates the option in SFAS 87 to measure plan assets and obligations up to three months prior to the financial statement date.  SFAS 158 is effective for fiscal years ending after December 15, 2006.  The adoption of SFAS 158 did not have an impact to the Company.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 permits entities to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective as of the first fiscal year beginning after November 15, 2007.  The effect of adoption of SFAS 159 is not anticipated to have a material impact on the Company.

k.	Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended
	December 31,
	2006	2005

Loss before discontinued operations	$(415,306)	(344,562)
Discontinued operations	(13,460)	(160,821)
Net loss	$(428,766)	$(505,383)

Weighted average number of shares outstanding	243,796	175,471

Loss per share before discontinued operations	$(1.70)	$(1.96)
Income (Loss) per share on discontinued operations	(0.06)	(0.92)

Total loss per share	$(1.76)	$(2.88)

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

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

l.	Provision for Taxes

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

Net deferred tax assets and liabilities consist of the following components as of December 31, 2006:

2006
Deferred tax assets:
NOL carryover	$1,722,955
Related party wages and interest	137,085

Deferred tax liabilities:	-

Valuation allowance	(1,860,040)

Net deferred tax assets and liabilities	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December31, 2006 due to the following:

2006

Book income (loss)	$(167,219)
Stock for services/options expense	4,680
Other	414
Valuation allowance	162,125

$-

At December 31, 2006, the Company had net operating loss carryforwards of approximately $4,400,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the December 31, 2006 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

m.	Change in Authorized Shares and Par Value

On May 2, 2003, the Company amended its Articles of Incorporation and increased its authorized shares from 1,500,000 to 30,000,000 and changed its par value to $0.01 from $0.10.  The consolidated financial statements have been retroactively adjusted for the change in par value.

On December 1, 2006, the Company amended its Articles of Incorporation and increased its authorized shares from 30,000,000 to 500,000,000.  In addition, the Company effectuated a 1-for-100 reverse stock split of its outstanding common stock.  The consolidated financial statements have been retroactively adjusted to show all references to the Company’s outstanding common stock on a post-split basis.

n.	Reclassification of Prior Year Balances

The classification of certain balances within the consolidated financial statements for the year ended December 31, 2005 have been changed to be consistent with the classification of the consolidated financial statements for the year ending December 31, 2006.

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 2 -	COMMITMENTS AND CONTINGENCIES

Litigation

During February 2005, a lawsuit was commenced in the Supreme Court of the State of New York, County of Monroe, under the caption Stephen E. Webster v. Richard Dwyer, Matthew P. Dwyer, Phillip Mistretta, Total Digital Displays, Inc., Leslie W. Kernan, Jr., Lacy Katzen LLP, et al.  The plaintiff, Stephen E. Webster, previously purchased a $125,000 debenture from Total Identity Corporation and is seeking payment of the convertible debenture by alleging that he was fraudulently induced to purchase the debenture.  The Company has filed various motions in its defense and in September 2005 a judgment was grant against the Company and other parties for $125,000 plus 9% interest per annum.  In February of 2006 the judgment was vacated.  In March of 2006 the Company’s attorneys filed a motion to withdraw as counsel, which was granted.  On August 2, 2006 The Supreme Court granted a judgment against the company for $125,000 and post judgment interest at 9%.  The convertible debenture is recorded as a current liability as of December 31, 2006.

On May 4, 2004 a judgment was granted against the Company in a lawsuit filed in the Superior Court for Orange County, California.  The suit sought collection of legal fees and costs totaling $50,714 including accrued interest at the rate of 10% per annum, attorney’s fees and court costs.  The balance of the judgment is $61,637 at December 31, 2006 and is included in accounts payable.  This liability was subsequently converted to equity of the Company (see Note 9).

Stephen E. Webster v. Richard Dwyer, Matthew P. Dwyer, Phillip Mistretta, Total Digital Displays, Inc., Leslie W. Kernan, Jr., Lacy Katzen LLP, et al, case number 2005-211 in the Supreme Court of the State of New York.  We were a defendant in this proceeding in which the plaintiff, Stephen E. Webster, sought repayment of a $125,000 debenture we issued to the plaintiff by alleging that he was fraudulently induced to purchase the debenture. We filed various motions in our defense, however, in September 2005 a judgment was grant against our company and other parties for $125,000 plus 9% interest per annum.  In March 2006 our attorneys filed a motion to withdraw as counsel which was granted, and as August 31, 2006 the default judgment against us in the amount of $125,000 remains outstanding.. As a result of our limited financial means, we are unable to appeal the judgment.  Even if we had sufficient funds to hire counsel to commence an appeal, we do not know at this time if sufficient grounds exist for an appeal of the default judgment.  The amount of this debenture is reflected on our financial statements contained elsewhere herein as a liability.

Total Identity Corp. v. Argilus, LLC, American Arbitration Association Case No. 154590070504.  ArgiIus LLC was hired to raise the capital and/or secure financing to purchase Total Identity Systems.  In August 2004 we filed a claim against ArgiIus LLC for breach of its fiduciary duty as a result of ArgiIus' failure to perform its agreement.  A demand for arbitration was filed with American Arbitration Association in August 2004, and to date there have been no hearings or proceedings in the matter other than the filing of the initial demand and Argilus’ response in October 2004 together with counterclaims demanding $150,000 and 10,000 shares of our common stock.  By letter dated August 22, 2006 from the American Arbitration Association we were advised that as it had not received communication from either party to the matter in response to an earlier letter, that it was their intent to close its file absent advice from either party on or before August 29, 2006.  By letter dated August 25, 2006 from counsel to Argilus to the American Arbitration Association, Argilus agreed to withdraw its counterclaim.  In a subsequent dated August 31, 2006 from the American Arbitration Association, we were advised that unless it was advised to the contrary by September 7, 2006, the arbitration would be considered withdrawn.  Our ability to pursue the matter is limited as a result of our limited financial resources.  While we believe we have meritorious claims, even if we had sufficient funds to hire counsel and pursue this claim, we are unable at this time to predict the outcome of the matter.

On or about September 28, 2006, a lawsuit was commenced in the Supreme Court of the State of New York, County of Monroe, under the caption Robert David, Plaintiff, vs. Total Identity Corporation, Total Identity Systems Corporation, Matthew Dwyer and Richard Dwyer, Defendants. The named defendants received notice of the legal proceeding (which is not acknowledged to constitute service) on or about October 2, 2006.  The material allegations in the complaint are that (a) we breached the purchase agreements, (b) we failed to pay promissory notes issued in connection with the purchase agreements, (c) Messrs. Matthew Dwyer and Richard Dwyer tortiously interfered with the purchase agreements, (d) Messrs. Matthew Dwyer and Richard Dwyer committed fraud in connection with the purchase agreements and (e) the defendants have been unjustly enriched by reason of the alleged actions of the defendants.  Each of the purchase agreements contains a provision for dispute resolution before the American Arbitration Association.  During January 2007 our motion to compel arbitration and stay the lawsuit was granted pending the outcome of the arbitration.  During February 2007, the plaintiff appealed the decision and we are awaiting the outcome of the appeal. A description of the events leading to the filing of this lawsuit are described in Item 1 of this report under the caption “Description of Business; Total Identity Systems and Total Digital Communications; Total Identity Systems.”

Threatened Suits

In June 2006, January 2007 and June 2007, the Company received letters from attorneys purportedly representing Dr. Martin Peskin, a former officer and director of the Company, asserting allegations arising out of loans and investments made by Dr. Peskin in the Company and other companies currently or formerly affiliated with our Chief Executive Officer.  The most recent letters dispute the amount of money owed by the Company to Dr. Peskin, and assert various claims against us, our Chief Executive Officer and several of his current or former affiliates.  The June 2007 attorney’s letter seeks treble damages on alleged claims of $357,500.  The Company believes that its records of the amount it owes Dr. Peskin are accurate and that the amount owed to Dr. Peskin does not exceed $25,187, in part based on information previously supplied by Dr. Peskin, and the Company disputes the merits of Dr. Peskin’s claims.  To date, no lawsuit has been filed.

We understand that Mr. John Loughlin is seeking to commence a lawsuit in Superior Court of the State of Rhode Island, County of Providence , under the caption John J. Loughlin II Plaintiff, vs. 247MGI, Inc. a/k/a Total Identity Corp, Defendants. We also undertand that Mr. John Loughlin, who served as our President from March 16, 2007 until May 4, 2007, is seeking a judgment for $750,000 in compensatory damages and $250,000 in punitive damages, plus interest, costs and attorneys fees. We do not believe that service has been properly effected on us. A description of the events leading to this threatened lawsuit are described in Item 1 of this report under the caption “Description of Business; Our Current Business Model.” We have engaged counsel to defend this matter but at this stage of the proceedings, no assessment may be made as the likelihood of a favorable outcome.

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 2 -	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting Agreements

During March 2005, the Company entered into two one-year consulting agreements with individuals for consulting related to the business of the Company’s wholly-owned subsidiary, YSDO.  The agreements called for up front one-time payments of 250,000 and 750,000 fully earned shares, or a total of 1,000,000 shares valued at a market price of $0.08 on the date of issue totaling $80,000.

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

NOTE 3 -	SALES OF SUBSIDIARIES

Sale of Yard Sale Drop-Off

During March 2006, the Company entered into an agreement to sell all of the assets of its wholly-owned subsidiary YSDO to an individual for $8,000 in cash and discontinue its operations. Payment was received in four installments of $2,000 a piece, the last payment being in May 2006, when the Company released all assets to the purchaser.  All operating results of YSDO are included in discontinued operations as of December 31, 2006 and 2005.  No tax benefit has been attributed to discontinued operations.

The following is a summary of the loss from discontinued operations resulting from the disposal of YSDO:

	December 31,
	2006	2005

REVENUES	$-	$13,528

COST OF SALES	11,744	43,636

GROSS DEFICIT	(11,744)	(30,108)

EXPENSES

Depreciation and amortization	1,226	642
Consulting and professional fees	-	88,066
Selling, general and administrative	490	42,005

Total Expenses	$1,716	$130,713
(LOSS) FROM DISCONTINUED OPERATIONS	$(13,460)	$(160,821)

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
  Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 3 -	SALES OF SUBSIDIARIES (CONTINUED)

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

NOTE 4 -	NOTES PAYABLE AND NOTES PAYABLE RELATED PARTY

Notes payable consist of the following amounts at December 31, 2006:

Notes payable to a former officer, unsecured, due on demand, non interest
bearing	35,265

Note payable to a former director, unsecured, past due, non-interest bearing	25,188

Note payable to a corporation, unsecured, due on demand, interest at 9%	25,000

Note payable to an individual, unsecured, due on demand, interest at 12%	25,000

Note payable to an individual, unsecured, due on demand, interest at 24%	35,000

Convertible debenture payable to a corporation, unsecured, due on demand,
interest at 9%, convertible at $0.25 per share	125,000

Note payable to Chief Executive Officer for past due wages, unsecured, due
September 30, 2007, non interest bearing (related party)	314,000

Total current notes payable and notes payable related party	$584,453

On May 11, 2006, the Company issued a note payable for these past due legal fees and accrued interest totaling $72,031 and made a payment of $30,000.  The note is secured by a second general security interest in the Company’s assets and must be paid at the time of sale of the Company or a change in control.  The balance of the note is $42,031 at December 31, 2006 and is included in the accounts payable balance.

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

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

As of December 31, 2006, the Company owed a related party $25,188 for amounts loaned to the Company for operating expenses.

As of December 31, 2006, the Company has accounts payable to officer and former officers totaling $22,461 and a related party company totaling $11,338.  During October 2006, the officer and the related party company converted $85,640 and $78,071, respectively, of their accounts payable into 856 and 781 shares of preferred stock, respectively, at $100 per share (post-split) (see Note 7).

Employment Agreement

During 2004, the Company entered into an employment agreement with an individual to act as Chief Executive and Finance Officer of the Company.  The agreement calls for a salary of $180,000 per year and stock options of 2,000 post-split shares per quarter, issued and fully vested on the first day of the quarter, exercisable for five years at the market price on the date of issue.  The Company recognized $12,000 and $50,000 in compensation expense related to the issuance of the options, paid $0 and $8,500  of salary in cash and accrued $180,000 and $171,500 in wages payable during the years ended December 31, 2006 and 2005, respectively.

On December 31, 2006, the Company’s Chief Executive and Finance Officer converted $314,000 of his past due accrued wages to a non-interest bearing note payable due September 30, 2007.

Settlement Agreement

On May 13, 2004, the Company and Scott Siegel, a former officer and director, entered into an agreement resolving certain disputes that had arisen relating to the ownership of 1,050,000 pre-split shares of the Company’s common stock and 250,000 pre-split shares of its Series A preferred stock that were the subject of a stock purchase agreement dated February 21, 2003.  As a result of the terms of the settlement the Company has recorded a note payable of $35,265.  The amount payable to Mr. Siegel is to be paid (a) one-third for each million dollars in financing raised by the Company after June 27, 2004 or (b) pro-rata to the extent that other officers or directors of the Company receive repayment of indebtedness from third-party financing obtained by the Company subsequent to June 27, 2004.  No amounts were paid during the years ended December 31, 2006 and 2005.

NOTE 6 -	COMMON STOCK AND COMMON STOCK EQUITY INSTRUMENTS

Common Stock

On March 31, 2006, a related party note payable in the amount of $40,000 was converted to common stock at $1.00 per post-split share, or 40,000 shares.  In addition, the Company issued 15,000 post-split shares of common stock valued at the then market price of $0.01 per share, or $15,000, for payment of past due penalties.

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 6 -	COMMON STOCK AND COMMON STOCK EQUITY INSTRUMENTS (CONTINUED)

Common Stock (Continued)

On April 19, 2006, the Company borrowed $40,000 from an individual.  The note payable is due in six months, carries interest at 2% per month and is payable after three months without penalty.  As inducement to issue the note, the Company issued 8,000 shares of post-split common stock.

On June 23, 2006, $30,000 of related party accounts payable was converted into 30,000 shares of post-split common stock at a then market price of $0.01 per share.

On June 28, 2006, the Company borrowed $25,000 from an individual.  The note payable was due July 31, 2006 and carries interest at 12% per annum.  As inducement to issue the note, the Company issued 1,000 shares of post-split common stock valued at the then market price of $0.01 per share, or $1,000.

The Company issued an additional 161 post-split shares of common stock as a result of the 1 for 100 reverse stock split.

2003 Omnibus Securities Plan

On May 2, 2003, the Company approved the 2003 Omnibus Securities Plan (the Securities Plan) by written consent of the holders of a majority of its voting stock, and ratified on June 17, 2003.  On January 12, 2004, the Company approved the increase of the number of shares available for issuance under the Securities Plan from 1,400 to 8,000.  Under the Securities Plan, stock-based awards in the form of incentive and non-qualified stock options, restricted and restricted stock awards, and performance stock awards may be made.  The Board of Directors of the Company or Securities Plan administrator has the discretion to select the persons to whom awards will be granted; grant awards under the Securities Plan; determine the number of shares to be covered by each award; determine the nature, amount, pricing, timing and other terms of the award; interpret, construe and implement the provisions of the Securities Plan; and terminate, modify or amend the Securities Plan.  As of December 31, 2006, 6,250 shares have been issued under the Securities Plan.

2003 Non-Qualified Stock Option and Grant Plan

On May 2, 2003, the Company approved and ratified the 2003 Non-Qualified Stock Option and Grant Plan (the Option Plan) by written consent of a majority of its voting stock.  On November 14, 2003, the Company approved the increase of the number of shares available for issuance under the Option Plan to 3,00,000 and on January 12, 2004 increased the number of shares available for issuance to 5,200,000.  Under the Option Plan, stock-based awards in the form of non-qualified stock options and restricted, unrestricted and performance-based stock awards may be made.  The Board of Directors of the Company or Option Plan administrator has the discretion to select the persons to whom awards will be granted; grant awards under the Option Plan; determine the number of shares to be covered by each award; determine the nature, amount, pricing, timing and other terms of the award; interpret, construe and implement the provisions of the Option Plan; and terminate, modify or amend the Option Plan.  As of December 31, 2006, awards covering 5,100,000 shares have been made under the Option Plan.

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 6 -	COMMON STOCK AND COMMON STOCK EQUITY INSTRUMENTS (CONTINUED)

2004 Equity Compensation Plan

On June 15, 2004, the Board of Directors initially authorized and approved the Total Identity Corp. 2004 Equity Compensation Plan (the Plan).  The Company reserved a total of 2,500,000 shares of common stock for issuance upon the exercise of options and the grant of other awards under the Plan. Awards under the Plan must be issued only for bona fide services and may not be issued under the Plan for services in connection with the offer and sale of securities in a capital raising or capital promoting transaction.  As of December 31, 2006, 23,000 shares were issued under the plan.

Common Stock Options and Warrants

The Company applies SFAS 123(R) in accounting for the issuance of all equity instruments.  Under SFAS 123(R), compensation cost is recognized in accordance with the fair value based method prescribed in SFAS 123 for stock based awards granted.  The Company estimated the fair value of each stock As a result of applying SFAS 123(R), the Company incurred an additional expense of $0 and $15,000 for services rendered by non-employees and $12,000 and $50,000 for services rendered by employees for the years ended December 31, 2006 and 2005, respectively.

Common Stock Options and Warrants

The Company estimated the fair value of the stock options at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

For the Year
Ended
December 31, 2006

Risk free interest rates	4.13% - 5.18%
Expected lives	5 years
Expected volatilities	215% - 222%
Dividend yields	0.00%

A summary of the status of the Company’s outstanding stock options and warrants as of December 31, 2006 and 2005and changes during the years then ended is presented below:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning
of year	8,000	$7.00	-	$-
Granted	8,000	1.50	15,500	5.00
Expired/Cancelled	-	-	-	-
Exercised	(7,500)	(5.00)

Outstanding end of year	16,000	$3.88	8,000	$7.00

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 7 -	PREFERRED STOCK

During October 2006, an officer and a related party company converted $85,640 and $78,071 of their accounts payable into 856 and 781 shares of Series AA Preferred Stock, respectively, or $100 per share.  The preferred stock is convertible into common stock at the rate of 10,000 shares of common stock for each share of Series AA Preferred Stock Outstanding.  The shares are immediately convertible into 16,371,100 shares of common stock at a market price of $1.00 per share, or $16,371,100.  As a result of the conversion option, the Company recognized a beneficial conversion feature of $163,611 on the issuance of the preferred shares in accordance with Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”.

The beneficial conversion feature was recorded as an addition to additional paid-in capital and retained deficit and was limited to the valuation of the related preferred stock.

NOTE 8 -	GOING CONCERN

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

Management believes that the current operating plan of divesting itself of discontinued operations of YSDO and pursuing the acquisition of another business entity with substantial assets, which produces cash flows from operations, should help alleviate the adverse financial condition of the Company.  Investors should be aware the Company's existing  working  capital  will  not  be  sufficient  to  fund  its ongoing expenses of a reporting company through December 31, 2006.  If the Company is not successful in identifying and acquiring another business entity with substantial assets  which produce  positive  cash flows from operations,  the  Company  may  be  forced  to  raise  additional equity or debt financing  to  fund  its  ongoing obligations,  seek  protection under existing bankruptcy laws or cease doing business.  If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.

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

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 9 -	SUBSEQUENT EVENTS

On January 1, 2007, the Company entered into an employment agreement with an individual to act as Chief Executive and Finance Officer of the Company through December 31, 2012.  The agreement calls for a salary of: $200,000 per year for 2007; $250,000 per year for 2008; $300,000 per year for 2009; $350,000 per year for 2010; $400,000 per year for 2011; and, $450,000 per year for 2012.  In addition, a total of 12,000,000 common stock options were granted, to be issued at the rate of 500,000 shares per quarter, fully vested on the first day of the quarter, exercisable for five years at a price of $0.07 per share.

On January 1, 2007, the Company granted its Chief Executive and Finance Officer 500,000 options to purchase common stock at $0.07 per share in accordance with an employment agreement.

On January 22, 2007, the Company’s Chief Executive and Finance Officer and a related party company elected to convert all of the Company’s outstanding 1,637 shares of Series AA Preferred Stock into 16,370,000 common stock shares.

On February 1, 2007, the Company entered into an agreement with Drexal Investments, Inc. (Drexal), whereby the Company agreed that Drexal could convert certain outstanding liabilities of the Company purchased by Drexal into common stock of the Company.

On February 1, 2007, the Company increased its note payable for back due wages to its Chief Executive and Finance Officer by $33,333, increasing the total balance of the note to $347,333.

On February 7, 2007, the Company’s Chief Executive and Finance Officer agreed to convert $350,000 of amounts due him under notes payable into 7,000,000 shares of common stock.

On February 7, 2007, the Company entered into an agreement to convert two notes payable totaling $60,000 and all accrued interest into 1,200,000 shares of the Company’s common stock.

On February 15, 2007, the Company amended its agreement with Drexal to provide for the delivery of 2,671,400 shares of common stock for converting $26,714 of $50,714 of outstanding debt of the Company that was acquired by Drexal, and an additional 2,400,000 shares upon conversion of an additional $24,000 in Company debt to be acquired by Drexel. In connection with the agreement, Drexel agreed to forgive $13,467 in expenses and accrued interest on the acquired debt.  All of the 5,071,000 shares of common stock have since been issued in satisfaction of the debt

On March 16, 2007, Matt Dwyer resigned as President of the Company, but remained as chairman of the board of directors and chief executive officer.  Mr. Dwyer again assumed the duties of President effective May 4, 2007.

On March 16, 2007, the Company appointed John Loughlin as President and entered into a two year employment agreement with Mr. Loughlin.  The employment agreement provided for the payment of $150,000 for the first year and $180,000 for the second year as well as the grant of options to purchase 250,000 shares of the Company’s common stock immediately upon signing and 250,000 each quarter on the first day of the quarter, for a total of 2,000,000 options.  The options were to vest immediately, are were exercisable at $0.24 per share and set to expire in five years.  During May 2007, the employment agreement was suspended and Mr. Loughlin has threatened potential litigation, claiming wrongful termination.  At the time the agreement was suspended, the Company agreed to pay Mr. Loughlin $25,000 in cash and honor the vesting of 500,000 options under the agreement.

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 (A Development Stage Company)
 Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 9 -	SUBSEQUENT EVENTS (CONTINUED)

On April 1, 2007, the Company granted its Chief Executive and Finance Officer 500,000 options to purchase common stock at $0.07 per share in accordance with an employment agreement.

On July 1, 2007, the Company granted its Chief Executive and Finance Officer 500,000 options to purchase common stock at $0.07 per share in accordance with an employment agreement.

In August 2007, we and Mr. Dwyer verbally agreed to enter into a written amendment to the employment agreement to provide that, effective August 1, 2007, in lieu of the future quarterly vesting of options under the agreement, five-year options would be granted to Mr. Dwyer on a quarterly basis, on the first day of each quarter during the term of the agreement, with such options being exercisable at fair market value on the date of grant.

We understand that Mr. John Loughlin is seeking to commence a lawsuit in Superior Court of the State of Rhode Island, County of Providence , under the caption John J. Loughlin II Plaintiff, vs. 247MGI, Inc. a/k/a Total Identity Corp, Defendants. We also undertand that Mr. John Loughlin, who served as our President from March 16, 2007 until May 4, 2007, is seeking a judgment for $750,000 in compensatory damages and $250,000 in punitive damages, plus interest, costs and attorneys fees. We do not believe that service has been properly effected on us. A description of the events leading to this threatened lawsuit are described in Item 1 of this report under the caption “Description of Business; Our Current Business Model.” We have engaged counsel to defend this matter but at this stage of the proceedings, no assessment may be made as the likelihood of a favorable outcome.