Form 10QSB
period 2007-06-30
TOTAL IDENTITY CORP
filed 2007-08-14
CIK 1016611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to __________

Commission File Number:  000-30011

247MGI, INC.
(Exact name of small business issuer as specified in charter)

FLORIDA	65-0309540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

1007 N. Federal Highway, Suite D-6
Fort Lauderdale, Florida  33304
(Address of principal executive offices

(954) 3232-2516
(Issuer's telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X ] No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 29,915,471 shares at August 6, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

247MGI, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED June 30, 2007

INDEX
PART I - FINANCIAL INFORMATION	Page
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheet as of June 30, 2007 (unaudited) and December 31, 2006 for the six months ended June 30, 2007 and 2006 and From Inception of the Development Stage on July 1, 2006 through June 30, 2007
F-3
Consolidated Statements of Operations (Unaudited)for the six months ended June 30, 2007 and 2006	F-4
Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited) at June 30, 2007	F-6
Consolidated Statements of Cash Flows (Unaudited)for the six months ended June 30, 2007 and 2006 and From Inception of the Development Stage on July 1, 2006 through June 30, 2007	F-7
Notes to Consolidated Financial Statements	F-9
Item 2. Management's Discussion and Analysis or Plan of Operation	16
Item 3. Controls and Procedures	19

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3 Default upon Senior Securities	20
Item 4 Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	21
SIGNATURES	22

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our current business model and/or consummate an acquisition of an operating entity, our ability to generate revenues and pay our operating expenses, our ability to raise capital as necessary, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$-	$352
Prepaid expenses	646	646

Total Current Assets	646	998

TOTAL ASSETS	$646	$998

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Cash overdraft	$6,089	$-
Accounts payable	136,926	197,638
Accounts payable– related party (Note 4)	56,124	33,799
Accrued expenses	164,212	76,099
Convertible debenture	125,000	125,000
Notes payable	25,000	120,265
Notes payable– related party (Note 4)	60,453	339,188

Total Current Liabilities	573,804	891,989

TOTAL LIABILITIES	573,804	891,989

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series “AA” $0.01 par value,
5,000,000 shares authorized; 1,637 shares
issued and outstanding	-	16

Common stock, $0.01 par value, 500,000,000 shares
authorized, 29,915,471 and 274,086 shares issued
and outstanding, respectively	299,155	2,741
Additional paid-in capital	10,772,810	10,460,426
Accumulated deficit prior to the development stage	(11,107,700)	(11,107,700)
Accumulated deficit	(537,423)	(246,474)

Total Stockholders’ Equity (Deficit)	(573,158)	(890,991)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$646	$998

The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)

					From Inception
					of the
					Development
					Stage on July 1,
	For the Three Months Ended		For the Six Months Ended		2006 Through
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

REVENUE	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS MARGIN	-	-	-	-	-

EXPENSES

Salaries and wages	94,460	47,000	253,239	98,000	347,239
Selling, general and
administrative	14,098	24,255	25,928	33,013	158,855

Total Expenses	108,558	71,255	279,167	131,013	506,094

LOSS FROM
OPERATIONS	(108,558)	(71,255)	(279,167)	(131,013)	(506,094)

OTHER INCOME (EXPENSE)

Loss on sale of assets	-	(4,845)	-	(4,845)	-
Interest expense	(5,388)	(14,627)	(11,782)	(33,002)	(31,329)
Other income	-	-	-	28	-

Total Other Income
(Expense)	(5,388)	(19,472)	(11,782)	(37,819)	(31,329)

LOSS BEFORE
DISCONTINUED
OPERATIONS	(113,946)	(90,727)	(290,949)	(168,832)	(537,423)

LOSS ON
DISCONTINUED
OPERATIONS
(Note 3)	-	(2,081)	-	(13,460)	-

NET LOSS	$(113,946)	$(92,808)	$(290,949)	$(182,292)	$(537,423)

The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations (Continued)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

BASIC LOSS PER SHARE

Loss per share before
discontinued
operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Loss per share on
discontinued
operations	-	(0.00)	-	(0.00)

NET LOSS PER
SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	29,915,471	24,604,594	24,915,351	21,316,815

The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity (Deficit)
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, December 31, 2005	-	$-	179,925	$1,799	$10,027,962	$(10,761,697)

Common stock issued for
related party debt	-	-	40,000	400	39,600	-

Common stock issued for related
party debt penalty	-	-	15,000	150	14,850	-

Common stock issued for
related party debt	-	-	30,000	300	29,700	-

Common stock issued for
debt inducement	-	-	9,000	90	8,910	-

Stock options issued for salary	-	-	-	-	12,000	-

Preferred stock issued for related
party debt	781	8	-	-	78,063	-

Preferred stock issued for related
party debt	856	8	-	-	85,631	-

Reverse stock split adjustment	-	-	146	2	(1)	-

Beneficial conversion feature on
convertible preferred stock	-	-	-	-	163,711	(163,711)

Consolidated net loss for
the year ended December 31, 2006	-	-	-	-	-	(428,766)

Balance, December 31, 2006	1,637	16	274,086	2,741	10,460,426	(11,354,174)

Common stock issued for conversion of
preferred stock into common (unaudited)	(1,637)	(16)	16,370,000	163,700	(163,684)	-

Common stock issued for conversion of a
note payable to a related party(unaudited)	-	-	7,000,000	70,000	280,000	-

Common stock issued for conversion
of two notes payable (unaudited)	-	-	1,200,000	12,000	56,906	-

Common stock issued for conversion
of accounts payable (unaudited)	-	-	5,071,400	50,714	10,923	-

Stock options issued for
salary (unaudited)	-	-	-	-	128,239	-

Consolidated net loss for the six months
ended June 30, 2007 (unaudited)	-	-	-	-	-	(290,949)

Balance, June 30, 2007
(unaudited)	-	$-	29,915,471	$299,155	$10,772,810	$(11,645,123)

The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on July 1,
	For the Six Months Ended		2006 Through
	June 30,		June 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(290,949)	(182,292)	$(537,423)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization – discontinued	-	1,226	-
Stock issued for services, salary and interest	-	24,000	-
Stock options issued for salary	128,239	8,000	132,239
Loss on sale of assets	-	4,845
Changes in assets and liabilities:
Decrease in other assets – discontinued	-	590	-
(Decrease) in accounts payable and
accounts payable related party – discontinued	-	(9,592)	-
Increase (decrease) in accounts payable and
accounts payable – related parties	925	(26,722)	(67,936)
Increase in accrued expenses - discontinued	-	2,000	-
Increase in accrued expenses	130,352	80,502	258,399

Net Cash (Used) by Operating Activities	(31,433)	(97,443)	(214,721)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (Payment) on bank overdraft	6,089	(143)	6,089
Proceeds from notes payable	-	65,000	-
Payment on notes payable	-	-	(5,000)
Proceeds from related party notes	25,872	64,373	189,584
Payments on related party notes	(880)	(6,859)	(880)

Net Cash Provided by Financing Activities	31,081	122,371	189,793

INCREASE (DECREASE) IN CASH	(352)	24,928	(24,928)

CASH AT BEGINNING OF PERIOD	352	-	24,928

Cash from continuing operations	-	24,928	-
Cash from discontinued operations	-	-	-

CASH AT END OF PERIOD	$-	$24,928	$-

The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			From Inception
			of the
			Development Stage on July 1,
	For the Six Months Ended		2006 Through
	June 30,		June 30,
	2007	2006	2007

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:

Stock issued for services, salary and interest	$-	$24,000	$-
Stock options issued for salary	$128,239	$8,000	$132,239
Stock issued for debt	$480,543	$70,000	$541,637
Preferred stock issued for related party
debt	$-	$-	$163,711
Note payable issued for wages payable	$33,333	$-	$347,333

The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
 Notes to the Consolidated Financial Statements
June 30, 2007 and December 31, 2006

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The condensed financial statements presented are those of 247 MGI, INC., (fka Total Identity Corporation and Subsidiaries) (the “Company“). The accompanying unaudited condensed  financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  All share and per share information contained herein gives effect to the one for 100 (1:100) reverse stock split of our outstanding common stock effective December 20, 2006.

NOTE 2 -	COMMITMENTS AND CONTINGENCIES

Litigation

During February 2005, a lawsuit was commenced in the Supreme Court of the State of New York, County of Monroe, under the caption Stephen E. Webster v. Richard Dwyer, Matthew P. Dwyer, Phillip Mistretta, Total Digital Displays, Inc., Leslie W. Kernan, Jr., Lacy Katzen LLP, et al.  The plaintiff, Stephen E. Webster, previously purchased a $125,000 debenture from Total Identity Corporation and is seeking payment of the convertible debenture by alleging that he was fraudulently induced to purchase the debenture.  The Company has filed various motions in its defense and in September 2005 a judgment was grant against the Company and other parties for $125,000 plus 9% interest per annum.  In February of 2006 the judgment was vacated.  In March of 2006 the Company’s attorneys filed a motion to withdraw as counsel, which was granted.  On August 2, 2006 the Supreme Court granted a judgment against the Company for $125,000 and post judgment interest at 9%.  The judgment is recorded as a current liability as of March 31, 2007.

On May 4, 2004 a judgment was granted against the Company in a lawsuit filed in the Superior Court for Orange County, California.  The suit sought collection of legal fees and costs totaling $50,714 including accrued interest at the rate of 10% per annum, attorney’s fees and court costs.  The judgment, which has been recorded as a liability in accounts payable, was converted into common stock of the Company during February 2007 (see Note 5).

On September 28, 2006, the Company was served with a summons filed in Supreme Court in New York, the suit is relative to the purchase agreements signed in October of 2003 and February of 2004 concerning Total Identity Systems, Inc.  During January 2007 our motion to compel arbitration and stay the lawsuit was granted pending the outcome of the arbitration.  During February 2007, the plaintiff appealed the decision and we are awaiting the outcome of the appeal.

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
 Notes to the Consolidated Financial Statements
June 30, 2007 and December 31, 2006

NOTE 2 -	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (Continued)

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

NOTE 3 -	SALES AGREEMENTS

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

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
 Notes to the Consolidated Financial Statements
June 30, 2007 and December 31, 2006

NOTE 3 -	SALES AGREEMENTS (CONTINUED)

	For the Six Months Ended
	June 30,
	2007	2006
REVENUE	$-	$-

COST OF SALES	-	11,744

GROSS DEFICIT	-	(11,744)

EXPENSES

Depreciation	-	1,226
Selling, general and administrative	-	490

Total Expenses		(1,716)

LOSS FROM DISCONTINUED OPERATIONS	$-	$(13,460)

Sale of Total Digital Displays

On December 15, 2004, our wholly owned subsidiary Total Digital acquired certain assets from Leonard Lightman, an individual, including the seller’s rights under a purported license agreement with Major League Baseball. The purchase price for the assets was paid by the issuance of 10,000,000 shares of Total Digital’s common stock to the seller. The 10,000,000 shares represented approximately 93% of Total Digital’s outstanding common stock at the time of issuance.

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

During 2005 the Company filed suit in Broward County, Florida circuit court the court awarded the Company a default against the seller for failure to file an answer to the complaint within the prescribed timeframe; however, in September 2005 the default was set aside.  At this time, Total Digital has no assets and there is no market for the shares of Total Digital.  In light of the foregoing, the opinion of counsel that caused the shares of Total Digital to be issued without legend has been withdrawn, and the Company is treating the shares of Total Digital that were distributed to its shareholders as restricted securities.

NOTE 4 -	RELATED PARTY TRANSACTIONS

Accounts and Notes Payable

As of June 30, 2007, the Company owed two related parties $60,452 for amounts loaned to the Company for operating expenses.

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
 Notes to the Consolidated Financial Statements
June 30, 2007 and December 31, 2006

NOTE 4 -	RELATED PARTY TRANSACTIONS (CONTINUED)

As of June 30, 2007, the Company has accounts payable to current and former officers totaling $44,786 and accounts payable to a related party company of $11,338.

On February 1, 2007, the Company increased its note payable for back due wages to its Chief Executive and Finance Officer by $33,333, increasing the total balance of the note to $347,333.  This amount was then converted to common stock of the company in February 2007 (see Note 5).

Employment Agreements

On January 1, 2007, the Company entered into an employment agreement with an individual to act as Chief Executive and Finance Officer of the Company through December 31, 2012.  The agreement calls for a salary of: $200,000 per year for 2007; $250,000 per year for 2008; $300,000 per year for 2009; $350,000 per year for 2010; $400,000 per year for 2011; and, $450,000 per year for 2012.  In addition, a total of 12,000,000 common stock options were granted, to be issued at the rate of 500,000 shares per quarter, fully vested on the first day of the quarter, exercisable for five years at a price of $0.07 per share. The Company recognized $100,000 in compensation expense related to salary and $69,038 related to the issuance of options during the six months ended June 30, 2007.  In August 2007, we and Mr. Dwyer verbally agreed to enter into a written amendment to the employment agreement to provide that, effective August 1, 2007, in lieu of the future quarterly vesting of options under the agreement, five-year options would be granted to Mr. Dwyer on a quarterly basis, on the first day of each quarter during the term of the agreement, with such options being exercisable at fair market value on the date of grant

On March 16, 2007, the Company appointed John Loughlin as President and entered into a two year employment agreement with Mr. Loughlin.  The employment agreement provided for the payment of $150,000 for the first year and $180,000 for the second year as well as the grant of options to purchase 250,000 shares of the Company’s common stock immediately upon signing and 250,000 each quarter on the first day of the quarter, for a total of 2,000,000 options.  The options were to vest immediately, are were exercisable at $0.24 per share and set to expire in five years.  During May 2007, the employment agreement was suspended and the Company agreed to pay Mr. Loughlin $25,000 in cash and honor the vesting of 500,000 options under the agreement.  We understand Mr. Loughlin has is seeking to file a lawsuit aginast the Company seeking damages for wrongful termination of the employment agreement.

Settlement Agreement

On May 13, 2004, the Company and Scott Siegel, a former officer and director, entered into an agreement resolving certain disputes that had arisen relating to the ownership of 1,050,000 shares of the Company’s common stock and 250,000 shares of its Series A preferred stock that were the subject of a stock purchase agreement dated February 21, 2003.  As a result of the terms of the settlement the Company has recorded a note payable of $35,265.  The amount payable to Mr. Siegel is to be paid (a) one-third for each million dollars in financing raised by the Company after June 27, 2004 or (b) pro-rata to the extent that other officers or directors of the Company receive repayment of indebtedness from third-party financing obtained by the Company subsequent to June 27, 2004.  No amounts were paid during the period ended March 31, 2007.

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
 Notes to the Consolidated Financial Statements
June 30, 2007 and December 31, 2006

NOTE 5 -	COMMON STOCK AND EQUITY INSTRUMENTS

Common Stock

On January 22, 2007, the Company’s Chief Executive and Finance Officer and a related party company elected to convert all of the Company’s outstanding 1,637 shares of Series AA Preferred Stock into 16,370,000 common stock shares.

On February 7, 2007, an officer of the Company converted $347,333 in accrued wages and $2,667 in payables into 7,000,000 shares of common stock at $0.05 per share.

On February 7, 2007, an individual converted $68,906 in notes payable and accrued interest into 1,200,000 shares of common stock at $0.06 per share.

During February 2007, a judgment creditor converted $50,714 in accounts payable into 5,071,000 shares of common stock at $0.01 per share and waived all accrued interest.

Stock Options and Warrants

The Company estimated the fair value of each stock option or warrant issued during the year at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rates	4.46 – 4.65%
Expected lives	5 years
Expected volatilities	215 - 217%
Dividend yields	0.00%

On January 1, 2007, the Company granted its Chief Executive and Finance Officer 500,000 options to purchase common stock at $0.07 per share in accordance with an employment agreement.  The Company recognized $24,578 in expense.

On March 16, 2007, the Company granted an individual 250,000 options to purchase common stock at $0.24 per share in accordance with an employment agreement.  The Company recognized $59,201 in expense.

On April 1, 2007, the Company granted its Chief Executive and Finance Officer 500,000 options to purchase common stock at $0.07 per share in accordance with an employment agreement. The Company recognized $44,460 in expense.

NOTE 6 -	SIGNIFICANT EVENTS

On February 1, 2007, the Company entered into an agreement with Drexal Investments, Inc. (Drexal), whereby the Company agreed that Drexal could convert certain outstanding liabilities of the Company purchased by Drexel into common stock of the Company.

On February 15, 2007, the Company amended its agreement with Drexal to provide for the delivery of 2,671,400 shares of common stock for converting $26,714 of $50,714 of outstanding debt of the Company that was acquired by Drexal, and an additional 2,400,000

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
 Notes to the Consolidated Financial Statements
June 30, 2007 and December 31, 2006

NOTE 6 -	SIGNIFICANT EVENTS (CONTINUED)

shares upon conversion of an additional $24,000 in Company debt to be acquired by Drexel. In connection with the agreement, Drexel agreed to forgive $13,467 in expenses and accrued interest on the acquired debt.  All of the 5,071,000 shares of common stock have since been issued in satisfaction of the debt.

On March 16, 2007, Matt Dwyer resigned as President of the Company, but remained as chairman of the board of directors and chief executive officer. Mr. Dwyer again assumed the duties of President effective May 4, 2007.

NOTE 7 -	GOING CONCERN

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

Management is currently seeking to identify and acquire another business entity that has substantial assets and operations which produce revenues and positive cash flows from operations.  If the Company is not successful in identifying and acquiring another business entity with substantial assets which produce  positive  cash flows from operations,  the  Company  may  be  forced  to  raise  additional equity or debt financing  to  fund  its  ongoing obligations,  seek  protection under existing bankruptcy laws or cease doing business.  If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.

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

NOTE 8 -	SUBSEQUENT EVENTS

On July 1, 2007, the Company granted its Chief Executive and Finance Officer 500,000 options to purchase common stock at $0.07 per share in accordance with an employment agreement.

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
 Notes to the Consolidated Financial Statements
June 30, 2007 and December 31, 2006

NOTE 8 -	SUBSEQUENT EVENTS (CONTINUED)

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

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the six months ended June 30, 2007 and notes thereto appearing elsewhere in this quarterly report.

We do not presently have any revenue generating operations.  During March 2006 we entered into an agreement to sell all of the assets of our Yard Sale Drop Off subsidiary to an individual for $8,000 and discontinue its operations.  Revenues from Yard Sale Drop Off as well as cost of sales and expenses related to Yard Sale Drop Off's operations have been included in discontinued operations for the fiscal  2006 period in the financial statements appearing elsewhere in this report.  Since disposing of Yard Sale Drop Off, we began seeking to enter into a merger or business combination with an operating business or purchase assets of an operating business or that we could develop into an operating business.  We have encountered difficulties in identifying assets and/or businesses to acquire in large part due to third parties' reluctance to combine with us due to our existing liabilities, actual and contingent, and our history of lawsuits.  We are, therefore, determined to grow shareholder value by seeking to acquire under-managed and/or fragmented assets and business concepts, assemble complementary assets and business and seek to grow them internally into profitable business operations.  After exploring a number of possible business ventures, during fiscal the first quarter of fiscal 2007 we determined to seek assets and businesses that we could assemble to establish a full service multimedia company offering a wide variety of services to both public and privately held companies, including:

•	Transmission of Internet Protocol TV;
•	Transmission of Internet Protocol Radio;
•	Infomercial production; and
•	Providing website design and hosting services and e-commerce solutions; and
•	Marketing personalized DVD birthday and greeting cards; and
•	Produce TV and Radio shows for third parties.

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

Results of Operations

Results of Operations

Six months ended June 30, 2007 as compared to the six months ended June 30, 2006

	Six Months Ended		Increase/	Increase/
			(Decrease)	(Decrease)
	6/30/2007	6/30/2006	$ 2007 vs 2006	% 2007 vs 2006
Revenue	-	-	-	-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Expenses
Salaries and wages	253,239	98,000	155,239	158%
Selling, general and administrative	25,928	33,013	(7,085)	(21%)
Total expenses	279,167	131,013	148,154	113%
Loss from operations	(279,167)	(131,013)	148,154	113%
Other income (expense)
Interest expense	(11,782)	(33,002)	(21,220)	(64%)
Loss on sale of assets	-	(4,845)	(4,845)	(100%)
Other income	-	28	(28)	(100%)
Total other income (expense)	(11,782)	(37,819)	(26,037)	(69%)
Loss before discontinued operations	(290,949)	(168,832)	122,117	72%
Discontinued operations	-	(13,460)	(13,460)	(100%)
Net loss	(290,949)	(182,292)	108,657	60%

NM =           not meaningful

Total expenses

Our total expenses for the six months ended June 30, 2007 were $279,167, a increase of $148,154, or approximately 113%, from our total expenses of $131,013 for the six months ended June 30, 2006.  Included in this decrease were the following:

▪           Salaries and wages increased $155,239, or 158%, to $253,239 for the six months ended June 30, 2007 from $98,000 for the six months ended June 30, 2006.  This increase is primarily attributable to the difference in the value of stock options issues and a higher annual salary related to a new employment agreement for our CEO and the issuance of more options and recognition accrued wages as a result of a new employement agreement with an individual employed to be President, and

▪           Selling, general and administrative expense decreased $7,085, or approximately 21%, to $25,928 for the six months ended June 30, 2007 from $33,013 for the six months ended June 30, 2006 which reflects our reduced operations.

Total other income (expense)

Overall, total other expense decreased $26,037 for the six months ended June 30, 2007 from the six months ended June 30, 2006 as a result of the following:

▪           Interest expense decreased $21,220, or approximately 64%, for the six months ended June 30, 2007 from the six months ended June 30, 2006 which reflects the issuance of common stock in lieu of payment of debt interest and penalties during the six months ended June 30, 2006; and

▪           We recognized a loss of $4,845 on sale of assets during the six months ended June 30, 2006 for which there was no comparable expense during the six months ended June 30, 2007; and

Discontinued operations

We reported a loss on discontinued operations for the six months ended June 30, 2006 of $13,460 as compared to a loss of $13,460 for the six months ended June 30, 2006 related to the operations of YSDO.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At June 30, 2007, we had no cash on hand and a working capital deficit of $573,158.

At June 30, 2007 we had total assets of $646, which consisted of $646 of prepaid expenses.  Our total liabilities at June 30, 2007 were $573,804, which included $6,089 of cash overdrafts, $193,050 of accounts payable and accounts payable - related party, $164,212 of accrued expenses, an aggregate of $210,453 in convertible debentures and notes payable, including $60,453 of notes payable - related parties.  We do not have sufficient working capital to satisfy these obligations.

Net cash used by operating activities for the six months ended June 30, 2007 was $31,433 as compared to net cash used by operating activities of $97,443 for the six months ended June 30, 2006.  The principal changes in cash used by operating activities from period to period which are unrelated to our discontinued operations include:

▪           an increase of $108,202 in our net loss,

▪           the expense related to stock, options and warrants issued for services, salary and interest increased  $96,239 for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, and

▪           a decrease of $34,476 in accounts payable and accounts payable - related party.

Net cash used by investing activities for the six months ended June 30, 2007 and 2006 was $0.

Net cash provided by financing activities for the six months ended June 30, 2007 was $31,081 as compared to $122,371 for the six months ended June 30, 2006.

At June 30, 2007, after giving effect to the various conversions of liabilities to equity as described in the accompanying financial statements, we owe approximately $403,502 under payables and notes, as well as approximately $122,917 in accrued wages and approximately $41,295 in accrued interest.  We do not have the cash necessary to satisfy these obligations.  At June 30, 2007, we had approximately $6,089 of cash overdrafts, a working capital deficit of $573,158 and an accumulated deficit of $11,645,123.  The report from our independent registered public accounting firm on our audited financial statements at December 31, 2006 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our losses and working capital deficit.  We do not have sufficient working capital to pay our existing obligations or our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. As discussed earlier in this report, we will also need to raise approximately $500,000 in working capital in connection with the implementation of our current business model.  We have no commitments from any party to provide such funds to us.  While our Chief Executive Officer has historically funded our operating expenses, and converted the indebtedness created thereby into equity, there is no assurance that our Chief Executive Officer will continue to fund operating expenses.  If we are unable to obtain additional capital as necessary, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2007, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

As of the evaluation date, our CEO who is our sole management and sole employee, concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  We have historically failed to file our reports on Forms 10QSB and 10KSB on a timely basis, including this report on Form 10QSB which is being filed approximately 75 days after the prescribed due date.  Our Chief Executive Officer, who is our sole executive officer, is not a financial or accounting professional, and we do not have any other employees, including a chief financial officer, comptroller or similarly titled senior financial officer, or any accounting staff.  As a result of our limited financial resources, we do not anticipate that we will be in a position to engage accounting personnel or a senior financial officer in the foreseeable future.  Until we are able to engage a qualified financial officer, and/or accounting staff, we may continue to experience material weaknesses in our disclosure controls that may continue to adversely affect our ability to timely file our quarterly and annual reports.

There have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submissions of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of the principal financial and accounting officer
32.1	Section 906 Certificate of Chief Executive Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

247MGI, INC.

August 13, 2007	By: /s/ Matthew P. Dwyer
Matthew P. Dwyer, CEO, CFO and President, principal executive officer and principal financial and accounting officer