Form 10QSB
period 2007-08-12
TOTAL IDENTITY CORP
filed 2007-08-14
CIK 1016611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

(954) 323-2516
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 29,915,471 shares at August 6, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

247MGI, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED March 31, 2007

INDEX
PART I - FINANCIAL INFORMATION	Page
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheet as of March 31, 2007 (unaudited) and December 31, 2006 for the three months ended March 31, 2007 and 2006 and From Inception of the Development Stage on July 1, 2006 through March 31, 2007
F-3
Consolidated Statements of Operations (Unaudited)for the three months ended March 31, 2007 and 2006	F-4
Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited) at March 31, 2007	F-5
Consolidated Statements of Cash Flows (Unaudited)for the three months ended March 31, 2007 and 2006 and From Inception of the Development Stage on July 1, 2006 through March 31, 2007	F-6
Notes to Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis or Plan of Operation	15
Item 3. Controls and Procedures	18

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3 Default upon Senior Securities	19
Item 4 Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	19
Item 6. Exhibits	20
SIGNATURES	21

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate an acquisition of an operating entity and/or assets, our ability to generate revenues and pay our operating expenses, our ability to raise capital as necessary, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Unless otherwise indicated:

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

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$1,003	$352
Prepaid expenses	646	646

Total Current Assets	1,649	998

TOTAL ASSETS	$1,649	$998

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$147,760	$197,638
Accounts payable– related party (Note 4)	38,104	33,799
Accrued expenses	109,004	76,099
Convertible debenture	125,000	125,000
Notes payable	25,000	120,265
Notes payable– related party (Note 4)	60,453	339,188

Total Current Liabilities	505,321	891,989

TOTAL LIABILITIES	505,321	891,989

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series “AA” $0.01 par value,
5,000,000 shares authorized; 1,637 shares
issued and outstanding	-	16

Common stock, $0.01 par value, 500,000,000 shares
authorized, 29,915,471 and 274,086 shares issued
and outstanding, respectively	299,155	2,741
Additional paid-in capital	10,728,350	10,460,426
Accumulated deficit prior to the development stage	(11,107,700)	(11,107,700)
Accumulated deficit	(423,477)	(246,474)

Total Stockholders’ Equity (Deficit)	(503,672)	(890,991)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$1,649	$998

The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)
			From Inception
			of the
			Development
			Stage on July 1,
	For the Three Months Ended		2006 Through
	March 31,		March 31
	2007	2006	2007

REVENUE	$-	$-	$-

COST OF SALES	-	-	-

GROSS MARGIN	-	-	-

EXPENSES

Salaries and wages	158,779	51,000	252,779
General and administrative	11,830	8,758	144,757

Total Expenses	170,609	59,758	397,536

LOSS FROM OPERATIONS	(170,609)	(59,758)	(397,536)

OTHER INCOME (EXPENSE)

Interest expense	(6,394)	(18,375)	(25,941)
Other income	-	28	-

Total Other Income (Expense)	(6,394)	(18,347)	(25,941)

LOSS BEFORE DISCONTINUED
OPERATIONS	(177,003)	(78,105)	(423,477)

LOSS ON DISCONTINUED
OPERATIONS (Note 3)	-	(11,379)	-

NET LOSS	$(177,003)	$(89,484)	$(423,477)

BASIC LOSS PER SHARE

Loss per share before discontinued
operations	$(0.01)	$(0.00)
Loss per share on discontinued operations	(0.00)	(0.00)

NET LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	19,859,644	17,992,506

The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity (Deficit)
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, December 31, 2005	-	$-	179,925	$1,799	$10,027,962	$(10,761,697)

Common stock issued for
related party debt	-	-	40,000	400	39,600	-

Common stock issued for related
party debt penalty	-	-	15,000	150	14,850	-

Common stock issued for
related party debt	-	-	30,000	300	29,700	-

Common stock issued for
debt inducement	-	-	9,000	90	8,910	-

Stock options issued for
salary	-	-	-	-	12,000	-

Preferred stock issued for related
party debt	781	8	-	-	78,063	-

Preferred stock issued for related
party debt	856	8	-	-	85,631	-

Reverse stock split adjustment	-	-	146	2	(1)	-

Beneficial conversion feature on
convertible preferred stock	-	-	-	-	163,711	(163,711)

Consolidated net loss for
the year ended December 31, 2006	-	-	-	-	-	(428,766)

Balance, December 31, 2006	1,637	16	274,086	2,741	10,460,426	(11,354,174)

Reverse stock split adjustment correction	-	-	(15)	-	-	-

Common stock issued for conversion
of preferred stock into common
(unaudited)	(1,637)	(16)	16,370,000	163,700	(163,684)	-

Common stock issued for conversion
of a note payable to a related party
(unaudited)	-	-	7,000,000	70,000	280,000	-

Common stock issued for conversion
of two notes payable (unaudited)	-	-	1,200,000	12,000	56,906	-

Common stock issued for conversion
of accounts payable (unaudited)	-	-	5,071,400	50,714	10,923	-

Stock options issued for
salary (unaudited)	-	-	-	-	83,779	-

Consolidated net loss for
the three months ended March
31, 2007 ( unaudited)	-	-	-	-	-	(177,003)

Balance, March 31, 2007
(unaudited)	-	$-	29,915,471	$299,155	$10,728,350	$(11,531,177)

The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on July 1,
	For the Three Months Ended		2006 Through
	March 31,		March 31,

	2007	2006	2007
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(177,003)	$(89,484)	$(423,477)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization - discontinued	-	1,226	-
Stock issued for services, salary and interest	-	15,000	-
Stock options issued for salary	83,779	6,000	87,779
Stock warrants issued for services	-	-	-
Changes in assets and liabilities:
Decrease in other assets – discontinued	-	590	-
Increase in accounts payable - discontinued	-	15,297	-
Increase (decrease) in accounts payable
and accounts payable – related parties	11,759	895	(57,102)
Increase in accrued expenses and
expenses – related	75,144	44,375	203,191

Net Cash Provided (Used) by Operating
Activities	(6,321)	(6,101)	(189,609)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable related party	6,972	7,590	170,984
Payment of notes payable	-	-	(5,000)

Net Cash Provided by Financing Activities	6,972	7,590	165,684

INCREASE (DECREASE) IN CASH	651	1,489	(23,925)

CASH AT BEGINNING OF PERIOD	352	(143)	24,928

Cash from continuing operations	352	(213)	1,003
Cash from discontinued operations	-	1,559	-

CASH AT END OF PERIOD	$1,003	$1,346	$1,003

The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			From Inception
			of the
			Development
			Stage on July 1,
	For the Three Months Ended		2006 Through
	March 31,		March 31,
	2007	2006	2007

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	-
Income taxes	$-	$-	-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Stock issued for services, salary and
interest	$-	$15,000	$-
Stock options issued for salary	$83,779	$6,000	$87,779
Stock issued for debt	$471,637	$-	$541,637
Preferred stock issued for related party
debt	$-	$-	$163,711
Note payable issued for wages payable	$33,333	$-	$347,333

The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
 Notes to the Consolidated Financial Statements
March 31, 2007 and December 31, 2006

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The condensed financial statements presented are those of 247 MGI, INC., (fka Total Identity Corporation and Subsidiaries) (the “Company“). The accompanying unaudited condensed  financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  All share and per share information contained herein gives effect to the one for 100 (1:100) reverse stock split of our outstanding common stock effective December 20, 2006.

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
March 31, 2007 and December 31, 2006

NOTE 2 -	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (Continued)

Threatened Suit

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

We understand that Mr. John Loughlin is seeking to commence a lawsuit in Superior Court of the State of Rhode Island, County of Providence , under the caption John J. Loughlin II Plaintiff, vs. 247MGI, Inc. a/k/a Total Identity Corp, Defendants. We also undertand that Mr. John Loughlin, who served as our President from March 16, 2007 until May 4, 2007, is seeking a judgment for $750,000 in compensatory damages and $250,000 in punitive damages, plus interest, costs and attorneys fees. We do not believe that service has been proerly effected on us. A description of the events leading to this threatened lawsuit are described in Item 1 of this report under the caption “Description of Business; Our Current Business Model.” We have engaged counsel to defend this matter but at this stage of the proceedings, no assessment may be made as the likelihood of a favorable outcome.

NOTE 3 -	SALES AGREEMENTS

Sale of Yard Sale Drop Off

During March 2006, the Company entered into an agreement to sell all of the assets of its wholly-owned subsidiary YSDO to an individual for $8,000 in cash and discontinue its operations. Payment was received in four installments of $2,000 a piece, the last payment being in May 2006, when the Company released all assets to the purchaser.  No tax benefit has been attributed to discontinued operations.

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
 Notes to the Consolidated Financial Statements
March 31, 2007 and December 31, 2006

NOTE 3 -	SALES AGREEMENTS (CONTINUED)

The following is an unaudited summary of the loss from discontinued operations resulting from the disposal of YSDO:

	For the Three Months Ended
	March 31,
	2007	2006
REVENUE	$-	$-

COST OF SALES	-	9,763

GROSS DEFICIT	-	(9,763)

EXPENSES

Depreciation	-	1,226
Selling, general and administrative	-	390

Total Expenses	-	1,616

LOSS FROM DISCONTINUED OPERATIONS	$-	$(11,379)

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

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
 Notes to the Consolidated Financial Statements
March 31, 2007 and December 31, 2006

NOTE 4 -	RELATED PARTY TRANSACTIONS

Accounts and Notes Payable

As of March 31, 2007, the Company owed two former officers and/or directors $60,452 for amounts loaned to the Company for operating expenses.

As of March 31, 2007, the Company has accounts payable to its Chief Financial Officer and his affiliated company totaling $26,766 and accounts payable to a related party company of $11,338.

On February 1, 2007, the Company increased its note payable for back wages due to its Chief Executive and Financial Officer by $33,333, increasing the total balance of the note to $347,333.  This amount was then converted to common stock of the company in February 2007 (see Note 5).

Employment Agreements

On January 1, 2007, the Company entered into an employment agreement with an individual to act as Chief Executive and Finance Officer of the Company through December 31, 2012.  The agreement calls for a salary of: $200,000 per year for 2007; $250,000 per year for 2008; $300,000 per year for 2009; $350,000 per year for 2010; $400,000 per year for 2011; and, $450,000 per year for 2012.  In addition, a total of 12,000,000 common stock options were granted, to be issued at the rate of 500,000 shares per quarter, fully vested on the first day of the quarter, exercisable for five years at a price of $0.07 per share. The Company recognized $50,000 in compensation expense related to salary and $24,578 related to the issuance of options during the three months ended March 31, 2007.  In August 2007, we and Mr. Dwyer verbally agreed to enter into a written amendment to the employment agreement to provide that, effective August 1, 2007, in lieu of the future quarterly vesting of options under the agreement, five-year options would be granted to Mr. Dwyer on a quarterly basis, on the first day of each quarter during the term of the agreement, with such options being exercisable at fair market value on the date of grant.

On March 16, 2007, the Company appointed John Loughlin as President and entered into a two year employment agreement with Mr. Loughlin.  The employment agreement provided for the payment of $150,000 for the first year and $180,000 for the second year as well as the grant of options to purchase 250,000 shares of the Company’s common stock immediately upon signing and 250,000 each quarter on the first day of the quarter, for a total of 2,000,000 options.  The options were to vest immediately, are were exercisable at $0.24 per share and set to expire in five years.  During May 2007, the employment agreement was suspended and the Company agreed to pay Mr. Loughlin $25,000 in cash and honor the vesting of 500,000 options under the agreement.  We understand that Mr. Loughlin is seeking to file a lawsuit aginast the Company seeking damages for wrongful termination of the employment agreement.

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

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
 Notes to the Consolidated Financial Statements
March 31, 2007 and December 31, 2006

NOTE 4 -	RELATED PARTY TRANSACTIONS (CONTINUED)

financing obtained by the Company subsequent to June 27, 2004.  No amounts were paid during the period ended March 31, 2007.

NOTE 5 -	COMMON STOCK AND EQUITY INSTRUMENTS

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

During February 2007, a judgment creditor converted $50,714 in accounts payable a into 5,071,000 shares of common stock at $0.01 per share and wiaved all accrued interest.

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
March 31, 2007 and December 31, 2006

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

Management is currently seeking to identify and acquire an operating business entity and/or assets that will enable it to achieve meaningful revenues and positive cash flows from operations.  If the Company is not successful in doing so,the  Company  may  be  forced  to  raise  additional equity or debt financing  to  fund  its  ongoing obligations,  seek  protection under existing bankruptcy laws or cease doing business.  If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraphs and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 -	SUBSEQUENT EVENTS

On April 1, 2007, the Company granted its Chief Executive and Finance Officer 500,000 options to purchase common stock at $0.07 per share in accordance with an employment agreement.

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
 Notes to the Consolidated Financial Statements
March 31, 2007 and December 31, 2006

NOTE 8 -	SUBSEQUENT EVENTS (CONTINUED)

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

We understand that Mr. John Loughlin is seeking to commence a lawsuit in Superior Court of the State of Rhode Island, County of Providence , under the caption John J. Loughlin II Plaintiff, vs. 247MGI, Inc. a/k/a Total Identity Corp, Defendants. We also undertand that Mr. John Loughlin, who served as our President from March 16, 2007 until May 4, 2007, is seeking a judgment for $750,000 in compensatory damages and $250,000 in punitive damages, plus interest, costs and attorneys fees. We do not believe that service has been proerly effected on us. A description of the events leading to this threatened lawsuit are described in Item 1 of this report under the caption “Description of Business; Our Current Business Model.” We have engaged counsel to defend this matter but at this stage of the proceedings, no assessment may be made as the likelihood of a favorable outcome.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the three months ended March 31, 2007 and notes thereto appearing elsewhere in this quarterly report.

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

In order to continue to implement this business model we will need to raise approximately $500,000 in working capital.

Results of Operations

Three months ended March 31, 2007 as compared to the three months ended March 31, 2006

			Increase/	Increase/
	Three Months Ended		(Decrease)	(Decrease)
	3/31/2007	3/31/2006	$2007 vs 2006	% 2007 vs 2006
Revenue	-	-	-	-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Expenses
Salaries and wages	$158,779	$51,000	107,779	+211%
Selling, general and administrative	11,830	8,758	3,072	+35%
Total expenses	170,609	59,758	110,851	+185%

Loss from operations	(170,609)	(59,758)	110,851	185%

Other income (expense)
Interest expense	(6,394)	(18,375)	(11,981)	-65%
Other income	-	28	(28)	-100%
Total other income (expense)	(6,394)	(18,347)	(11,953)	-65%

Loss before discontinued operations	(177,003)	(78,105)	98,898	+127%

Discontinued operations	-	(11,379)	(11,379)	-100%

Net loss	$(177,003)	$(89,484)	87,519	+98%

Total expenses

Our total expenses for the three months ended March 31, 2007 were $170,609, a increase of $110,851, or approximately 185%, from our total expenses of $59,758 for the three months ended March 31, 2006.  Included in this decrease were the following:

▪           Salaries and wages increased $107,779, or 211%, to $158,779 for the three months ended March 31, 2007 from $51,000 for the three months ended March 31, 2006.  This increase is primarily attributable to the difference in the value of stock options issued and a higher annual salary related to a new employment agreement for our CEO and the issuance of more options and recognition accrued wages as a result of a new employment agreement with an individual employed to be President, and

▪           Selling, general and administrative expense increased $3,072 or approximately 35%, to $11,830 for the three months ended March 31, 2007 from $8,758 for the three months ended March 31, 2006 which reflects our reduced corporate operations expenses during the 2006 period where most of the expenditures were made for our subsidiary YSDO and are presented as discontinued operations.

Total other income (expense)

Overall, total other expense decreased $11,953 for the three months ended March 31, 2007 from the three months ended March 31, 2006 which is primarily attributable to a decrease in interest expense of $11,981 for the three months ended March 31, 2007 from the three months ended March 31, 2006 which reflects the issuance of common stock in lieu of payment of debt interest and penalties during the three months ended March 31, 2007.

Discontinued operations

As described earlier in this section, we discontinued the operations of YSDO in fiscal 2006.  We reported discontinued operations for the three months ended March 31, 2006 of a loss of $11,379 related to the operations of YSDO.  We did not have a comparable expense in the fiscal 2007 period.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At March 31, 2007, we had cash on hand of aproxiamtely $1,000 and a working capital deficit of $503,672.

At March 31, 2007 we had total assets of $1,649 which consisted of $1,003 of cash and $646 of prepaid expenses.  Our total liabilities of $505,321 at March 31, 2007 included $185,864 of accounts payable and accounts payable - related party, $109,004 of accrued expenses, an aggregate of $210,453 in convertible debentures and notes payable, including $60,453 of notes payable - related parties.  We do not currently have sufficient working capital to satisfy these obligations.

Net cash used by operating activities for the three months ended March 31, 2007 was $6,321 as compared to net cash used by operating activities of $6,101 for the three months ended March 31, 2006.

During the three months ended March 31, 2007 cash used in operating activities included increases of $11,759 in accounts payable and accounts payable - related parties and $75,144 in acrued expenses and expenses - related party with an add back of non-cash items of $83,779.  During the three months ended March 31, 2006 cash used in operating activities unrelated to discontinued operations included increases of $895 in accounts payable and accounts payable - related parties and $44,375 in acrued expenses and expenses - related party with an add back of non-cash items of $22,226.

Net cash used by investing activities for the three months ended March 31, 2007 and 2006 was $0.

Net cash provided by financing activities for the three months ended March 31, 2007 was $6,972 as compared to net cash provided by financing activities of $7,590 for the three months ended March 31, 2006and reflects a decrease of in proceeds from related party advances for operating expenses.

At March 31, 2007, after giving effect to the various conversions of liabilities to equity as described in the accompanying financial statements, we owe approximately $396,317 under payables and notes, as well as approximately $72,917 in accrued wages and approximately $36,087 in accrued interest.  We do not have the cash necessary to satisfy these obligations.  At March 31, 2007, we had approxiamtely $1,003 of cash, a working capital deficit of $503,672 and an accumulated deficit of $11,531,177.  The report from our independent registered public accounting firm on our audited financial statements at December 31, 2006 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our losses and working capital deficit.  We do not have sufficient working capital to pay our existing obligations or our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. As discussed earlier in this report, we will also need to raise approximately $500,000 in working capital in connection with the implementation of our current business model.  We have no commitments from any party to provide such funds to us.  While our Chief Executive Officer has historically funded our operating exenses, and converted the indebtedness created thereby into equity, there is no assurance that our Chief Executive Officer will continue to fund operating expenses.  If we are unable to obtain additional capital as necessary, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws.

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

We understand that Mr. John Loughlin is seeking to commence a lawsuit in Superior Court of the State of Rhode Island, County of Providence , under the caption John J. Loughlin II Plaintiff, vs. 247MGI, Inc. a/k/a Total Identity Corp, Defendants. We also undertand that Mr. John Loughlin, who served as our President from March 16, 2007 until May 4, 2007, is seeking a judgment for $750,000 in compensatory damages and $250,000 in punitive damages, plus interest, costs and attorneys fees. We do not believe that service has been proerly effected on us. A description of the events leading to this threatened lawsuit are described in Item 1 of this report under the caption “Description of Business; Our Current Business Model.” We have engaged counsel to defend this matter but at this stage of the proceedings, no assessment may be made as the likelihood of a favorable outcome.

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