Form 10QSB
period 2007-09-30
247MGI, Inc.
filed 2007-11-19
CIK 1016611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,272,614 shares at November 5, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

247MGI, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our current business model and/or consummate an acquisition of an operating entity, our ability to generate revenues and pay our operating expenses, our ability to raise capital as necessary, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

247MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$675	$352
Prepaid expenses	646	646

Total Current Assets	1,321	998

FIXED ASSETS	54,106	-

TOTAL ASSETS	$55,427	$998

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$160,097	$197,638
Accounts payable– related party (Note 4)	60,624	33,799
Accrued expenses	225,669	76,099
Convertible debenture	125,000	125,000
Notes payable	25,000	120,265
Notes payable– related party (Note 4)	40,453	339,188

Total Current Liabilities	636,843	891,989

TOTAL LIABILITIES	636,843	891,989

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series “AA” $0.01 par value,
5,000,000 shares authorized; 0 and 1,637 shares
issued and outstanding, respectively	-	16

Common stock, $0.01 par value, 500,000,000 shares authorized, 35,272,614 and274,086 shares issued
and outstanding, respectively	352,726	2,741
Additional paid-in capital	10,808,139	10,460,426
Accumulated deficit	(11,742,281)	(11,354,174)

Total Stockholders’ Equity (Deficit)	(581,416)	(890,991)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$55,427	$998

      The accompanying notes are an integral part of these consolidated financial statements.

247MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUE	$-	$-	$-	$-

COST OF SALES	-	-	-	-

GROSS MARGIN	-	-	-	-

EXPENSES

Salaries and wages	64,794	47,000	318,033	145,000
Selling, general and
administrative	26,617	46,546	52,545	79,559

Total Expenses	91,411	93,546	370,578	224,559

LOSS FROM
OPERATIONS	(91,411)	(93,546)	(370,578)	(224,559)

OTHER INCOME (EXPENSE)

Interest expense	(5,747)	(5,969)	(17,529)	(38,971)
Other income	-	-	-	28

Total Other Income
(Expense)	(5,747)	(5,969)	(17,529)	(38,943)

LOSS BEFORE
DISCONTINUED
OPERATIONS	(97,158)	(99,515)	(388,107)	(263,502)

LOSS ON
DISCONTINUED
OPERATIONS
(Note 3)	-	-	-	(18,305)

NET LOSS$	$(97,158)	$(99,515)	$(388,107)	$(281,807)

The accompanying notes are an integral part of these consolidated financial statements.

247MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
Consolidated Statements of Operations (Continued)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

BASIC LOSS PER SHARE

Loss per share before
discontinued
operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Loss per share on
discontinued
operations	(0.00)	(0.00)	(0.00)	(0.00)

NET LOSS PER
SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	32,784,260	27,392,506	27,258,396	23,364,301

The accompanying notes are an integral part of these consolidated financial statements.

247MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, December 31, 2005	-	$-	179,925	$1,799	$10,027,962	$(10,761,697)

Common stock issued for
related party debt	-	-	40,000	400	39,600	-

Common stock issued for related
party debt penalty	-	-	15,000	150	14,850	-

Common stock issued for
related party debt	-	-	30,000	300	29,700	-

Common stock issued for
debt inducement	-	-	9,000	90	8,910	-

Stock options issued for
salary	-	-	-	-	12,000	-

Preferred stock issued for related
party debt	781	8	-	-	78,063	-

Preferred stock issued for related
party debt	856	8	-	-	85,631	-

Reverse stock split adjustment	-	-	161	2	(1)	-

Beneficial conversion feature on
convertible preferred stock	-	-	-	-	163,711	(163,711)

Consolidated net loss for
the year ended December
31, 2006	-	-	-	-	-	(428,766)

Balance, December 31, 2006	1,637	16	274,086	2,741	10,460,426	(11,354,174)

Reverse stock split adjustment	-	-	(15)	-	-	-

Common stock issued for conversion
of preferred stock into common
(unaudited)	(1,637)	(16)	16,370,000	163,700	(163,684)	-

Common stock issued for conversion
of a note payable to a related party
(unaudited)	-	-	7,000,000	70,000	280,000	-

Common stock issued for conversion
of two notes payable (unaudited)	-	-	1,200,000	12,000	56,906	-

Common stock issued for conversion
of accounts payable (unaudited)	-	-	7,928,543	79,285	2,352	-

Common stock issued for assets of related party (unaudited)	-	-	2,500,000	25,000	29,106	-

Stock options issued for salary (unaudited)	-	-	-	-	143,033	-

Balance Forward	-	$-	35,272,614	$352,726	$10,808,139	$(11,354,174)
The accompanying notes are an integral part of these consolidated financial statements.

247MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance Forward	-	$-	35,272,614	$352,726	$10,808,139	$(11,354,174)

Consolidated net loss for
the nine months ended September
30, 2007 (unaudited)	-	-	-	-	-	(388,107)

Balance, September 30, 2007
(unaudited)	-	$-	35,272,614	$352,726	$10,808,139	$(11,742,281)

The accompanying notes are an integral part of these consolidated financial statements.

247MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss after discontinued operations	$(388,107)	$(281,807)
Less: loss from discontinued operations	-	18,305

Net loss before discontinued operations	(388,107)	(263,502)

Adjustments to reconcile net loss to net
cash used by operating activities:
Stock issued for services, salary and interest	-	24,000
Stock options issued for salary	143,033	10,000
Changes in assets and liabilities:
Increase in accounts payable and
accounts payable – related parties	24,096	52,134
Increase in accrued expenses	191,809	131,471

Net Cash (Used) by Operating Activities	(29,169)	(45,897)

Net Cash (Used) by Discontinued Operations	-	(13,873)

Total Net Cash (Used) by Operating Activities	(29,169)	(59,770)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Payment on bank overdraft	-	(143)
Proceeds from notes payable	-	65,000
Payment on notes payable	-	(5,000)
Proceeds from related party notes	30,372	-
Payments on related party notes	(880)	-

Net Cash Provided by Financing Activities	29,492	59,857

INCREASE IN CASH	323	87

CASH AT BEGINNING OF PERIOD	352	-

CASH AT END OF PERIOD	$675	$87

The accompanying notes are an integral part of these consolidated financial statements.

247MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:

Stock issued for services, salary and interest	$-	$24,000
Stock options issued for salary	$143,033	$10,000
Stock issued for debt	$500,543	$70,000
Stock issued for wages payable	$33,333	$-
Stock issued for media assets	$54,106	$-

The accompanying notes are an integral part of these consolidated financial statements.

247MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 1	BASIS OF FINANCIAL STATEMENT PRESENTATION

The condensed financial statements presented are those of 247 MGI, INC., (fka Total Identity Corporation and Subsidiaries) (the “Company“). The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  All share and per share information contained herein gives effect to the one for 100 (1:100) reverse stock split of our outstanding common stock effective December 20, 2006.

NOTE 2	COMMITMENTS AND CONTINGENCIES

Litigation

During February 2005, a lawsuit was commenced in the Supreme Court of the State of New York, County of Monroe, under the caption Stephen E. Webster v. Richard Dwyer, Matthew P. Dwyer, Phillip Mistretta, Total Digital Displays, Inc., Leslie W. Kernan, Jr., Lacy Katzen LLP, et al.  The plaintiff, Stephen E. Webster, previously purchased a $125,000 debenture from Total Identity Corporation and is seeking payment of the convertible debenture by alleging that he was fraudulently induced to purchase the debenture.  The Company has filed various motions in its defense and in September 2005 a judgment was grant against the Company and other parties for $125,000 plus 9% interest per annum.  In February of 2006 the judgment was vacated.  In March of 2006 the Company’s attorneys filed a motion to withdraw as counsel, which was granted.  On August 2, 2006 the Supreme Court granted a judgment against the Company for $125,000 and post judgment interest at 9%.  The judgment is recorded as a current liability as of September 30, 2007.

On May 4, 2004 a judgment was granted against the Company in a lawsuit filed in the Superior Court for Orange County, California.  The suit sought collection of legal fees and costs totaling $61,637 including accrued interest at the rate of 10% per annum, attorney’s fees and court costs.  The judgment, which has been recorded as a liability in accounts payable, was converted into common stock of the Company during February 2007 (see Note 5).

On September 28, 2006, the Company was served with a summons filed in Supreme Court in New York.  The suit relates to the purchase agreements signed in October of 2003 and February of 2004 concerning Total Identity Systems, Inc.  During January 2007 our motion to compel arbitration and stay the lawsuit was granted pending the outcome of the arbitration.  During February 2007, the plaintiff appealed the decision and we are awaiting the outcome of the appeal.

247MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 2	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (Continued)

On or about September 17, 2007, we accepted service of process by stipulation in a lawsuit commenced under the caption Dr. Martin Peskin, Plaintiff v. Matthew P. Dwyer, 247MGI, Inc., a Florida corporation f/n/a Total Identity Corp.; Fantastic Fun, Inc. f/k/a 247 Media Group, Inc.; and YSDO. Inc. a Florida corporation.  Dr. Peskin is a former officer and director of the Company and has asserted allegations arising out of loans and investments made by Dr. Peskin in the Company and other companies currently or formerly affiliated with Mr. Dwyer, our Chief Executive Officer.  The complaint purports to set forth claims for violation of Florida securities statutes, fraud in the inducement, civil theft and unjust enrichment, and includes a reservation of the right to seek punitive damages.  The Company believes that any amount owed to Dr. Peskin does not exceed $25,187, in part based on information previously supplied by Dr. Peskin, and the Company disputes the merits of Dr. Peskin’s claims. The Company also believes that the complaint is deficient in various respects, and, without answering the complaint, has filed a motion to dismiss the complaint on these and other grounds.  At this stage, we are unable to predict the likelihood of a favorable outcome to this proceeding.

Threatened Suits

We understand that Mr. John Loughlin is seeking to commence a lawsuit in Superior Court of the State of Rhode Island, County of Providence, under the caption John J. Loughlin II Plaintiff, vs. 247MGI, Inc. a/k/a Total Identity Corp, Defendants. We also understand that Mr. John Loughlin, who served as our President from March 16, 2007 until May 4, 2007, is seeking a judgment for $750,000 in compensatory damages and $250,000 in punitive damages, plus interest, costs and attorneys fees. We do not believe that service has been properly effected on us.  We have engaged counsel to defend this matter but at this stage of the proceedings, no assessment may be made as the likelihood of a favorable outcome.

247MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

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

All operating results of YSDO are included in discontinued operations as of June 30, 2006.  No tax benefit has been attributed to discontinued operations.  The following is an unaudited summary of the loss from discontinued operations resulting from the disposal of YSDO:

	For the Nine Months Ended
	September 30,
	2007	2006

REVENUE	$-	$-

COST OF SALES	-	11,744

GROSS DEFICIT	-	(11,744)

EXPENSES

Depreciation	-	1,226
Selling, general and administrative	-	490

Total Expenses	-	(1,716)

OTHER EXPENSE

Loss on sale of assets	-	(4,845)

LOSS FROM DISCONTINUED
OPERATIONS	$-	$(18,305)

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

247MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 3	SALES AGREEMENTS (CONTINUED)

Sale of Total Digital Displays (Continued)

On December 29, 2004, the Company intended to distribute all of the outstanding stock of Total Digital Displays to its shareholders of record on December 15, 2004, as a dividend.  On January 11, 2005, the Company determined that the seller of the assets had fraudulently misrepresented the ownership of the license from Major League Baseball when, in fact, the seller did not own any such license.  As a result, on January 11, 2005, the Company notified the seller of claims it had against it and demanded rescission of the asset purchase agreement, including its return of the 10,000,000 shares of Total Digital.  In August 2005 the court awarded the Company a default against the seller for failure to file an answer to the complaint within the prescribed timeframe; however, in September 2005 the default was set aside.  During 2006 the Company filed suit in Broward County, Florida circuit court and was awarded a summary judgment against Lightman.  However, due to the additional expense we would incur to seek a default judgment and our assessment that we would be unlikely to collect upon any judgment we were to be awarded, we have not taken further action in this matter.  In September 2007, the case was dismissed for lack of prosecution.

In light of the foregoing, the opinion of counsel that caused the shares of Total Digital to be issued without legend has been withdrawn and the shares of Total Digital continued to be shown as distributed to the Company’s shareholders as restricted securities.

NOTE 4	RELATED PARTY TRANSACTIONS

Accounts and Notes Payable

As of September 30, 2007, the Company owed two related parties $40,453 for amounts loaned to the Company for operating expenses.

As of September 30, 2007, the Company has accounts payable to current and former officers totaling $49,286 and accounts payable to a related party company of $11,338.

On February 1, 2007, the Company increased its note payable for back due wages to its Chief Executive and Finance Officer by $33,333, increasing the total balance of the note to $347,333.  This amount was then converted to common stock of the company in February 2007 (see Note 5).

Employment Agreements

On January 1, 2007, the Company entered into an employment agreement with an individual to act as Chief Executive and Finance Officer of the Company through December 31, 2012.  The agreement calls for a salary of: $200,000 per year for 2007; $250,000 per year for 2008; $300,000 per year for 2009; $350,000 per year for 2010; $400,000 per year for 2011; and, $450,000 per year for 2012.  In addition, a total of 12,000,000 common stock options were granted, to be issued at the rate of 500,000 shares per quarter, fully vested on the first day of the quarter, exercisable for five years at a price of $0.07 per share. The Company recognized $150,000 in compensation expense related to salary and $83,831 related to the issuance of options during the nine months ended September 30, 2007.  In August 2007, we and Mr. Dwyer verbally agreed to enter into a written amendment to the employment agreement to provide that, effective August 1, 2007, in lieu of the future quarterly vesting of options under the agreement, five-year options would be granted to Mr. Dwyer on a quarterly basis, on the first day of each quarter during the term of the agreement, with such options being exercisable at fair market value on the date of grant.

247MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 4	RELATED PARTY TRANSACTIONS (CONTINUED)

On March 16, 2007, the Company appointed John Loughlin as President and entered into a two year employment agreement with Mr. Loughlin.  The employment agreement provided for the payment of $150,000 for the first year and $180,000 for the second year as well as the grant of options to purchase 250,000 shares of the Company’s common stock immediately upon signing and 250,000 each quarter on the first day of the quarter, for a total of 2,000,000 options.  The options were to vest immediately, are were exercisable at $0.24 per share and set to expire in five years.  During May 2007, the employment agreement was suspended and the Company agreed to pay Mr. Loughlin $25,000 in cash and honor the vesting of 500,000 options under the agreement.  We understand Mr. Loughlin is seeking to file a lawsuit against the Company seeking damages for wrongful termination of the employment agreement. (See Note 2.)

Settlement Agreement

On May 13, 2004, the Company and Scott Siegel, a former officer and director, entered into an agreement resolving certain disputes that had arisen relating to the ownership of 1,050,000 shares of the Company’s common stock and 250,000 shares of its Series A preferred stock that were the subject of a stock purchase agreement dated February 21, 2003.  As a result of the terms of the settlement the Company has recorded a note payable of $35,265.  The amount payable to Mr. Siegel is to be paid (a) one-third for each million dollars in financing raised by the Company after June 27, 2004 or (b) pro-rata to the extent that other officers or directors of the Company receive repayment of indebtedness from third-party financing obtained by the Company subsequent to June 27, 2004.  No amounts were required to be paid during the period ended September 30, 2007.

NOTE 5COMMON STOCK AND EQUITY INSTRUMENTS

Common Stock

On January 22, 2007, the Company’s Chief Executive and Finance Officer and a related party company elected to convert all of the Company’s outstanding 1,637 shares of Series AA Preferred Stock into 16,370,000 shares of common stock.

On February 7, 2007, an officer of the Company converted $347,333 in accrued wages and $2,667 in payables into 7,000,000 shares of common stock at $0.05 per share.

On February 7, 2007, an individual converted $68,906 in notes payable and accrued interest into 1,200,000 shares of common stock at $0.06 per share.

During February 2007, the Company converted $61,637 in accounts payable and accrued interest into 5,071,000 shares of common stock at $0.01 per share and waived all accrued interest.

During August 2007, the Company converted $20,000 in related part notes payable into 2,857,143 shares of common stock at $0.007 per share.

During August 2007, the Company issued 2,500,000 shares of common stock to a related party company for assets valued at $54,106, or $0.022 per share, which was the lower of the value of the assets and the market price of the stock on the date of issuance.

247MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 5	COMMON STOCK AND EQUITY INSTRUMENTS (CONTINUED)

Stock Options and Warrants

The Company estimated the fair value of each stock option or warrant issued during the year at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rates	4.46 – 4.97%
Expected lives	5 years
Expected volatilities	215 - 217%
Dividend yields	0.00%

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

On July 1, 2007, the Company granted its Chief Executive and Finance Officer 500,000 options to purchase common stock at $0.03 per share in accordance with an employment agreement. The Company recognized $14,794 in expense.

NOTE 6	SIGNIFICANT EVENTS

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

On March 16, 2007, Matt Dwyer resigned as President of the Company, but remained as chairman of the board of directors and chief executive officer until May 5, 2007, at which time Mr. Dwyer reassumed the duties of President.

247MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 6	SIGNIFICANT EVENTS (CONTINUED)

On August 15, 2007, the Company issued 1,071,429 shares of common stock for conversion of $7,500 of a note payable to a related party under the above referenced agreement with Drexal.

On August 30, 2007, the Company issued 1,785,714 shares of common stock for conversion of $12,500 of a note payable to a related party under the above referenced agreement with Drexal.

On August 31, 2007, the Company entered into an Asset Purchase Agreement with 247 Media Holdings, LLC, a limited liability company owned and controlled by Matthew P. Dwyer, our president and chief executive officer (“Media Holdings”).  The assets, which had previously been acquired by Media Holdings, included the following:

▪	an under construction studio for the production and transmission of IPTV and IPRadio, including studio and other equipment necessary for IPRadio broadcasts;
▪	rights under various contracts and assets related to Digicard, including a finished demo in English and Spanish, of a custom personalized DVD birthday greeting card;
▪	A proprietary, custom-designed “Hybrid Player” designed as a media player for Internet playback, with features that allow audience participation;
▪	Domain names;
▪	Office equipment; and
▪	Proprietary and generic software.

We issued 2,500,000 shares of our common stock to Media Holdings as consideration for the assets we acquired.  The assets were valued at $54,106, lower of the value of the assets and the market price of the stock on the date of issuance.

On September 10, 2007, the Company entered into a Securities Purchase Agreement with Norman Farrar and PurFusion Group of Companies, Inc. and its subsidiaries under which it agreed to purchase all of the issued and outstanding capital stock of Profusion Group.  The consummation of this transaction is subject to conditions precedent including receipt of the necessary information to complete an audit of PurFusion Group.  As of the date of this report, the Company has not received information from PurFusion that would allow an audit of PurFusion to be completed.  Accordingly, at this time management is unable to predict whether the proposed acquisition of PurFusion Group will be consummated.

On September 12, 2007 the Company entered into a Letter of Intent with Ross McCullough to negotiate and enter into a Technology Assignment and Transfer Agreement relating to technology intended to be used in connection with the Company’s recently acquired assets for streaming IPTV and IPRadio broadcasts.    Among the obligations to be included in the proposed agreement with McCullough will be an obligation to secure approximately $1,500,000 for the development and exploitation of the technology to be acquired.

247MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
 Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

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

As described elsewhere in this report, the Company recently acquired assets and has commenced limited operations utilizing those assets, and plans to use and expand upon those assets to generate revenue for the Company.  The Company needs to raise $500,000 to successfully implement its business model, plus an additional $1,500,000 in the event we complete our acquisition of PurFusion Group; and the Company will also need to raise additional capital through equity or debt financing to fund its ongoing business model and meet its obligations.  When additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.

If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

There can be no assurance that the Company will be able to raise any required capital necessary to achieve its current operating plan.

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

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following analysis of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements for the nine months ended September 30, 2007 and notes thereto appearing elsewhere in this quarterly report.

As previously disclosed in our Annual Report, we have encountered difficulties in identifying assets and/or businesses to acquire in large part due to third party reluctance to combine with us due to our existing liabilities, actual and contingent, and our history of actual and threatened lawsuits.  As a result, we embarked on a strategy to seek revenue-producing activities by acquiring under-managed, under utilized and/or fragmented assets and business concepts, assembling complementary assets and businesses and seeking to grow them internally into profitable business operations.  Our strategy envisions a one-stop Internet media and advertising company that will assist publicly and privately-held clients by offering a wide variety of services, including:

•	Production and Transmission of Internet Protocol TV (IPTV);
•	Production and Transmission of Internet Protocol Radio (IPRadio);
•	Infomercial production;
•	Providing website design and hosting services and e-commerce solutions;
•	Marketing personalized DVD birthday and greeting cards;
•	EDGAR filings services;
•	Press release composition and dissemination; and
•	Producing TV and radio shows for third parties.

As the first major step we have taken to implement our strategy, on August 31, 2007, we purchased certain assets pursuant to the terms of an Asset Purchase Agreement with 247 Media Holdings, LLC, a limited liability company owned and controlled by Matthew P. Dwyer, our president and chief executive officer (“Media Holdings”).  The assets, which had previously been acquired by Media Holdings, included the following:

•	an under construction studio for the production and transmission of IPTV and IPRadio, including studio and other equipment necessary for IPRadio broadcasts;
•	rights under various contracts and assets related to Digicard, including a finished demo in English and Spanish, of a custom personalized DVD birthday greeting card;
•	A proprietary, custom-designed “Hybrid Player” designed as a media player for Internet playback, with features that allow audience participation;
•	Domain names;
•	Office equipment; and
•	Proprietary and generic software.

For the reasons discussed above, prior to our acquisition of these assets we were a "shell company" within the meaning of Rule 12b-2 of the Securities Exchange Act of 1934.  Following consummation of the asset purchase agreement with Media Holdings we ceased being a shell company because we now have more than nominal assets.  The purchased assets are unrelated and individually insignificant assets that were not used in connection with a prior operating business.  Inasmuch as the assets were acquired from a related party, the acquisition did not result in a change in control or management of the Company.   We believe that our acquisition of these assets will permit us to generate revenues in furtherance of our business model.

The assets we have acquired are expected to facilitate the development of our business.  IPTV and IPRadio are systems that deliver digital television and radio services by using Internet Protocol over a network infrastructure, which may include delivery by a broadband connection.  These systems provide television and radio content that, instead of being delivered through traditional broadcast and cable formats, is received by the viewer through technologies used for computer networks.  During November 2007, we commenced broadcasting our initial IPRadio programming under the name Smallcap Rapp a LIVE interactive one hour broadcast featuring a new company each week for the first 30 to 40 minutes then open discussion on whatever the audience wishes to discuss.  To date, we have broadcast two shows; the inaugural show aired on October 26, 2007, featured 247MGI and explained to the open format of the broadcast to the audience.  During the initial Broadcast we had audience participants from five different countries; during the month of October we had 455 unique visitors to our website from 18 countries, and over 10,000 hits to our website.  We aired our second show on November 7, 2007 and featured our first unaffiliated company, CHDT Corp., for 40 minutes during which we had visitors from over 5 different countries including the United States Portugal, Denmark, Belgium, and Canada.

During the broadcast the average listening time was 19 minutes, up from 18 minutes on our initial broadcast, and our “chat module” currently has 45 unique members.  Our next broadcast is scheduled for November 28, 2007.  We expect to continue to use the Internet to deliver high quality content more efficiently than our competition.  We also intend to create unique programming to include "live" as well as streaming video content to be delivered through the web and via satellite.  We also intend to provide financial marketing services including press release composition and dissemination, as well as EDGAR conversion and filing services.

We require approximately $2,000,000 to satisfy our current obligations, fund our proposed acquisition of PurFusion Group (see Note 6) and to provide working capital for completion of our studio facilities, administrative expenses and the current development of our operations.  Should the agreement for the acquisition of PurFusion Group close, we have also agreed to pay up to $20,000 for extra taxes which may be imposed on Mr. Farrar.  We do not presently have any firm commitments for capital and we cannot assure you the necessary capital will be available to us, or if available, upon terms acceptable to us.

It will also be necessary for us to add human resources to produce the television show and make provision for back up personnel in case of emergency.  We will also require a cohesive business plan incorporating the assets we have acquired and intend to acquire, including projected revenues for the next 3 to 5 years along with industry research, to begin raising capital.  It is anticipated that we will issue equity in our company in order to raise the capital which we require.  The issuance of equity, from time to time, will cause dilution to our shareholders.  We expect capital-raising to commence during the fourth quarter of 2007.

Results of Operations

Nine months ended September 30, 2007 as compared to the Nine months ended September 30, 2006

	Nine Months Ended		Increase/	Increase/
			(Decrease)	(Decrease)
	9/30/2007	9/30/2006	$ 2007 vs 2006	% 2007 vs 2006
Revenue	-	-	-	-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Expenses
Salaries and wages	318,033	145,000	173,033	119%
Selling, general and administrative	52,545	79,559	(27,014)	-34%
Total expenses	370,578	224,559	146,019	65%

Loss from operations	(370,578)	(224,559)	146,019	65%

Other income (expense)
Interest expense	(17,529)	(38,971)	(21,442)	-55%
Other income	-	28	(28)	-100%
Total other income (expense)	(17,529)	(38,943)	(21,414)	-55%

Loss before discontinued operations	(388,107)	(263,502)	124,605	47%

Discontinued operations	-	(18,305)	(18,305)	-100%

Net loss	(388,107)	(281,807)	106,300	38%

Total expenses

Our total expenses for the nine months ended September 30, 2007 were $370,578, an increase of $146,019, or approximately 65%, from our total expenses of $224,559 for the six months ended September 30, 2006.  Included in this balance were the following:

▪           Salaries and wages increased $173,033, or 119%, to $318,033 for the nine months ended September 30, 2007 from $145,000 for the nine months ended September 30, 2006.  This increase is primarily attributable to the difference in the value of stock options issues and a higher annual salary related to a new employment agreement for our CEO and the issuance of more options and recognition accrued wages as a result of a new employment agreement with an individual employed to be President, and

▪           Selling, general and administrative expense decreased $27,014, or approximately 34%, to $52,545 for the nine months ended September 30, 2007 from $79,559 for the nine months ended September 30, 2006 which reflects our reduced operations.

Total other income (expense)

Overall, total other expense decreased $21,414 for the nine months ended September 30, 2007 from the nine months ended September 30, 2006 as a result of a decrease in interest expense of $21,442, or approximately 55%, for the nine months ended September 30, 2007 from the nine months ended September 30, 2006, which reflects the issuance of common stock in lieu of payment of debt interest and penalties during the nine months ended September 30, 2006.

Discontinued operations

We reported a loss on discontinued operations for the nine months ended September 30, 2007 of $0 as compared to a loss of $18,305 for the nine months ended September 30, 2006 related to the operations of YSDO.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At September 30, 2007, we had $675 cash on hand and a working capital deficit of $635,522.

At September 30, 2007 we had total assets of $55,427, which consisted of $675 of cash, $646 of prepaid expenses and $54,106 of media assets.  Our total liabilities at September 30, 2007 were $636,843, which included $220,721 of accounts payable and accounts payable - related party, $225,669 of accrued expenses, an aggregate of $190,453 in convertible debentures and notes payable, including $40,453 of notes payable - related parties.  We do not have sufficient working capital to satisfy these obligations.

Net cash used by operating activities for the nine months ended September 30, 2007 was $29,169 as compared to net cash used by operating activities of $45,897 for the nine months ended September 30, 2006.  The principal changes in cash used by operating activities from period to period which are unrelated to our discontinued operations include:

▪	an increase of $124,605 in our net loss from continuing operations,
▪
the expense related to stock, options and warrants issued for services, salary and interest increased  $109,033 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, and

▪	a decrease of $28,038 in the increase in accounts payable and accounts payable - related party.

    Net cash used by investing activities for the nine months ended September 30, 2007 and 2006 was $0.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $29,492 as compared to $59,857 for the nine months ended September 30, 2006.

At September 30, 2007, after giving effect to the various conversions of liabilities to equity as described in the accompanying financial statements, we owe approximately $411,174 under payables and notes, as well as approximately $179,167 in accrued wages and approximately $46,502 in accrued interest.  We do not have the cash necessary to satisfy these obligations.  At September 30, 2007, we had approximately $675 of cash, a working capital deficit of $635,522 and an accumulated deficit of $11,742,281.  The report from our independent registered public accounting firm on our audited financial statements at December 31, 2006 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our losses and working capital deficit.

We do not have sufficient working capital to pay our existing obligations or our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. As discussed earlier in this report, we will also need to raise approximately $2,000,000 in working capital in connection with the implementation of our current business model, including completion of our pending acquisition of PurFusion Group.  We have no commitments from any party to provide such funds to us.  While our Chief Executive Officer has historically funded our operating expenses, and converted the indebtedness created thereby into equity, there is no assurance that our Chief Executive Officer will continue to fund operating expenses.  If we are unable to obtain additional capital as necessary, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws, and we will likely cease operations.

In connection with our annual report for our fiscal year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls as we do not have the expertise to conduct the necessary evaluation ourselves. We have not yet engaged such a firm and our ability to do so is dependent upon our receipt of additional working capital.  We are, therefore, unable to predict when, if ever, we will be able to engage a consulting firm to assist our company in preparing the required assessment.  If we were unable to include this assessment in our annual report, our report would not be considered complete and we would not be considered current in our filings with the SEC.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

As of the evaluation date, our CEO who also serves as our principal financial and accounting officer, concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our CEO is not a financial or accounting professional, and we do not have any other employees, including a chief financial officer, comptroller or similarly titled senior financial officer, or any accounting personnel sufficiently trained in the application of generally accepted accounting principles.  As a result of our limited financial resources, we do not anticipate that we will be in a position to engage such properly trained professional accounting personnel or a senior financial officer in the foreseeable future.  Until we are able to engage a qualified financial officer, and/or properly trained accounting staff, we may continue to experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

There have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On or about September 17, 2007, we accepted service of process by stipulation in a lawsuit commenced under the caption Dr. Martin Peskin, Plaintiff v. Matthew P. Dwyer, 247MGI, Inc., a Florida corporation f/n/a Total Identity Corp.; Fantastic Fun, Inc. f/k/a 247 Media Group, Inc.; and YSDO. Inc. a Florida corporation.  Dr. Peskin is a former officer and director of the Company and has asserted allegations arising out of loans and investments made by Dr. Peskin in the Company and other companies currently or formerly affiliated with Mr. Dwyer, our Chief Executive Officer.  The complaint purports to set forth claims for violation of Florida securities statutes, fraud in the inducement, civil theft and unjust enrichment, and includes a reservation of the right to seek punitive damages.  The Company believes that any amount owed to Dr. Peskin does not exceed $25,187, in part based on information previously supplied by Dr. Peskin, and the Company disputes the merits of Dr. Peskin’s claims. The Company also believes that the complaint is deficient in various respects, and, without answering the complaint, has filed a motion to dismiss the complaint on these and other grounds.  At this stage, we are unable to predict the likelihood of a favorable outcome to this proceeding.

Item 5.	Other Information

On September 10, 2007, we entered into a Securities Purchase Agreement with Norman Farrar and PurFusion Group of Companies, Inc. and its subsidiaries under which we agreed to purchase all of the issued and outstanding capital stock of Profusion Group.  We previously reported this event on a Current Report on Form 8-K, and additional information relating to this Agreement is contained elsewhere in this report.  As reported, our consummation of this transaction is subject to conditions precedent including our receipt of the necessary information to complete an audit of PurFusion Group.  As of the date of this report, despite our requests, we have not received information from PurFusion that would allow an audit of PurFusion to be completed.  Moreover, two news services have incorrectly reported that a client of PurFusion had completed a reverse acquisition with 247MGI.  Despite our requests for information from PurFusion detailing its knowledge of the erroneously published information, PurFusion has not provided any response to our requests.  Accordingly, at this time we are unable to predict whether our proposed acquisition of PurFusion Group will be consummated, and we have not yet formed a conclusion as to whether there is any connection between PurFusion Group and the erroneous news information that was published concerning PurFusion Group’s client..

On September 12, 2007 we entered into a Letter of Intent with Ross McCullough to negotiate and enter into a Technology Assignment and Transfer Agreement relating to technology that we intend to use in connection with our streaming IPTV and IPRadio broadcasts.  We previously reported this event on a Current Report on Form 8-K, and additional information relating to this proposed agreement is contained elsewhere in this report.  Among our obligations to be included in the proposed agreement with McCullough will be an obligation to secure approximately $1,500,000 for the development and exploitation of the technology to be acquired.  However, until such time as our securities resume trading on the OTC Bulletin Board we are not likely to succeed in raising the financing to satisfy our obligations under the proposed Technology Assignment and Transfer Agreement. Therefore, we have not yet entered into the Technology Assignment and Transfer Agreement with McCullough and we cannot predict whether we will ever be in a position to do so.

Item 6.	Exhibits

31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of the principal financial and accounting officer
32.1	Section 906 Certificate of Chief Executive Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

247MGI, INC.

November 19, 2007	By: /s/ Matthew P. Dwyer
Matthew P. Dwyer, CEO, CFO and President, principal executive officer and principal financial and accounting officer