Form 10QSB/A
period 2006-06-30
247MGI, Inc.
filed 2008-01-03
CIK 1016611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

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

Explanatory Note Provided to Respond to Staff Comments.

We have amended our 10Q Quarterly report for the period ending 06/30/07 as stated below:

1.
We have revised our Form 10-QSB for the quarterly period ended June 30, 2007 to remove the additional financial information and disclosures provided pursuant to paragraphs 10- 13 of SFAS 7.  We have also revised the report to remove any references to a development stage company and to the period from inception of the development stage on July 1, 2006 through June 30, 2007.

2.
We have revised our statements of cash flows for the period ended June 30, 2007 to properly present the cash flows of discontinued operations to begin the operating activities section with a reconciliation of "net loss".  We have also revised the statement to show "Net loss from discontinued operations" as deducted from "net loss" to arrive at "net loss before discontinued operations."  Our statements of cash flows now present a subtotal of cash provided by (used in) continuing activities and a line item for cash provided by (used in) discontinued activities to total net cash provided by (used in) the operating, investing and financing activities sections of this statement.

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

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$-	$352
Prepaid expenses	646	646

Total Current Assets	646	998

TOTAL ASSETS	$646	$998

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Cash overdraft	$6,089	$-
Accounts payable	136,926	197,638
Accounts payable– related party (Note 4)	56,124	33,799
Accrued expenses	164,212	76,099
Convertible debenture	125,000	125,000
Notes payable	25,000	120,265
Notes payable– related party (Note 4)	60,453	339,188

Total Current Liabilities	573,804	891,989

TOTAL LIABILITIES	573,804	891,989

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series “AA” $0.01 par value,
5,000,000 shares authorized; 1,637 shares
issued and outstanding	-	16

Common stock, $0.01 par value, 500,000,000 shares
authorized, 29,915,471 and 274,086 shares issued
and outstanding, respectively	299,155	2,741
Additional paid-in capital	10,772,810	10,460,426
Accumulated deficit	(11,645123)	(11,354,174)

Total Stockholders’ Equity (Deficit)	(573,158)	(890,991)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$646	$998

The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUE	$-	$-	$-	$-

COST OF SALES	-	-	-	-

GROSS MARGIN	-	-	-	-

EXPENSES

Salaries and wages	94,460	47,000	253,239	98,000
Selling, general and
administrative	14,098	24,255	25,928	33,013

Total Expenses	108,558	71,255	279,167	131,013

LOSS FROM
OPERATIONS	(108,558)	(71,255)	(279,167)	(131,013)

OTHER INCOME (EXPENSE)

Interest expense	(5,388)	(14,627)	(11,782)	(33,002)
Other income	-	-	-	28

Total Other Income
(Expense)	(5,388)	(14,627)	(11,782)	(32,974)

LOSS BEFORE
DISCONTINUED
OPERATIONS	(113,946)	(85,882)	(290,949)	(163,987)

LOSS ON
DISCONTINUED
OPERATIONS
(Note 3)	-	(6,926)	-	(18,305)

NET LOSS	$(113,946)	$(92,808)	$(290,949)	$(182,292)

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

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss after discontinued operations	$(290,949)	$(182,292)

Less: loss from discontinued operations	-	(18,305)

Net loss before discontinued operations	(290,949)	(163,987)

Adjustments to reconcile net loss to net
cash used by operating activities:
Stock issued for services, salary and interest	-	24,000
Stock options issued for salary	128,239	8,000
Changes in assets and liabilities:
Increase (decrease) in accounts payable and
accounts payable – related parties	925	(26,722)
Increase in accrued expenses	130,352	80,502

Net Cash (Used) by Operating Activities	(31,433)	(78,207)

Net Cash (Used) by Discontinued Operations	-	(19,236)

Total Net Cash (Used) by Operating Activities	(31,433)	(97,443)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (Payment) on bank overdraft	6,089	(143)
Proceeds from notes payable	-	65,000
Payment on notes payable	-	-
Proceeds from related party notes	25,872	64,373
Payments on related party notes	(880)	(6,859)

Net Cash Provided by Financing Activities	31,081	122,371

INCREASE (DECREASE) IN CASH	(352)	24,928

CASH AT BEGINNING OF PERIOD	352	-

Cash from continuing operations	-	24,928

Cash from discontinued operations	-	-

CASH AT END OF PERIOD	$-	$24,928

The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING
ACTIVITIES:

Stock issued for services, salary and interest	$-	$24,000
Stock options issued for salary	$128,239	$8,000
Stock issued for debt	$480,543	$70,000
Stock issued for wages payable	$33,333	$-
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

Results of Operations

Results of Operations

Six months ended June 30, 2007 as compared to the six months ended June 30, 2006

	Six Months Ended		Increase/	Increase/
			(Decrease)	(Decrease)
	6/30/2007	6/30/2006	$ 2007 vs 2006	% 2007 vs 2006
Revenue	-	-	-	-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Expenses
Salaries and wages	253,239	98,000	155,239	158%
Selling, general and administrative	25,928	33,013	(7,085)	(21%)
Total expenses	279,167	131,013	148,154	113%
Loss from operations	(279,167)	(131,013)	148,154	113%
Other income (expense)
Interest expense	(11,782)	(33,002)	(21,220)	(64%)
Other income	-	28	(28)	(100%)
Total other income (expense)	(11,782)	(32,974)	(21,192)	(64%)
Loss before discontinued operations	(290,949)	(163,987)	126,962	77%
Discontinued operations	-	(18,305)	(18,305)	(100%)
Net loss	(290,949)	(182,292)	108,657	60%

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

We reported a loss on discontinued operations for the six months ended June 30, 2007 of $0 as compared to a loss of $18,305 for the six months ended June 30, 2006 related to the operations of YSDO.

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

▪           an increase of $108,657 in our net loss,

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

247MGI, INC.

January 2, 2008	By: /s/ Matthew P. Dwyer
Matthew P. Dwyer, CEO, CFO and President, principal executive officer and principal financial and accounting officer