Form 10KSB/A
period 2006-12-31
247MGI, Inc.
filed 2008-01-03
CIK 1016611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB/A

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Explanatory Note Provided to Respond to Staff Comments.

We have amended our 10K report for the period ending 12/31/06 filed on August 14, 2007 as stated below:

1.
We have revised our Form 10-KSB for the Fiscal Year Ended December 31, 2006 to remove the additional financial information and disclosures provided pursuant to paragraphs 10- 13 of SFAS 7.  We have also revised the report to remove any references to a development stage company and to the period from inception of the development stage on July 1, 2006 through December 31, 2006.

2.
We have revised our statements of operations in our Form 10-KSB for the Fiscal Year Ended December 31, 2006 to present the loss on sale of assets of $4,845 from our disposal of the Yard Sale Drop Off assets as a component of losses on discontinued operations.

3.
We have revised our statement of operations for the year ended December 31, 2006 to present the net loss available to common stockholders as a result of immediately accreting the entire discount on the Series AA Preferred Stock.

4.
We have revised our statements of cash flows for the year ended December 31, 2006 to properly present the cash flows of discontinued operations to begin the operating activities section with a reconciliation of "net loss".  We have also revised the statement to show "Net loss from discontinued operations" as deducted from "net loss" to arrive at "net loss before discontinued operations."  Our statements of cash flows now present a subtotal of cash provided by (used in) continuing activities and a line item for cash provided by (used in) discontinued activities to total net cash provided by (used in) the operating, investing and financing activities sections of this statement.

5.
We have revised our share activity presented in our table of changes during the years ended December 31, 2006 and 2005 to sum correctly both years. Additionally, we have also revised our weighted average exercise price for options and warrants outstanding at December 31, 2005.

The following is a detail of the calculation:

Shares	Exercise Price	% of Outstanding	Weighted Avg Price
2,000	6.00	0.25	1.50
2,000	10.00	0.25	2.50
2,000	3.00	0.25	0.75
2,000	7.00	0.25	1.75
8,000			6.50

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

Overview

We do not presently have any revenue generating operations.  During March 2006 we entered into an agreement to sell all of the assets of our Yard Sale Drop Off subsidiary to an individual for $8,000 and discontinue its operations.  Revenues from Yard Sale Drop Off as well as cost of sales and expenses related to Yard Sale Drop Off's operations have been included in discontinued operations for fiscal 2005 and fiscal 2006 in the financial statements appearing elsewhere in this annual report.  Since disposing of Yard Sale Drop Off, we began seeking to enter into a merger or business combination with an operating business or purchase the assets of an operating business.  We have encountered difficulties, however, in identifying assets and/or businesses to acquire in large part due to third partie's reluctance to combine with us due to our existing liabilities, actual and contingent, and our history of lawsuits.  We are, therefore, seeking to grow shareholder value by acquiring under-managed and/or fragmented assets and business concepts, assembling complementary assets and business and seeking to grow them internally into profitable business operations.  After exploring a number of possible business ventures, during fiscal 2007 we determined to seek assets and businesses that we could assemble to establish a full service multimedia company offering a wide variety of services to both public and privately held companies, including:

•	Transmission of Internet Protocol Radio;
•	Infomercial production;
•	Providing website design and hosting services and e-commerce solutions;
•	Marketing personalized DVD birthday and greeting cards; and
•	Producing TV and radio shows for third parties.

In order to continue to implement this business model we will need to raise approximately $500,000 in working capital.

Results of Operations

Fiscal year ended December 31, 2006 ("Fiscal 2006") as compared to the fiscal year ended December 31, 2005 ("Fiscal 2005")

	Fiscal Year Ended		$ Change	% Change
	December 31,
	2006	2005	2006 vs 2005	2006 vs 2005

Revenue	$0	$0	0	n/a

Expenses:
Consulting and professional fees	138,820	82,515	56,305	+68.2%
Salaries and wages	192,000	230,000	(38,000)	-16.5%
Selling, general and administrative	27,120	13,476	13,644	+101%
Total expenses	357,940	325,991	31,949	+9.8%

Loss from operations	(357,940)	(325,991)	31,949	+9.8%

Other income (expense):
Interest expense	(52,549)	(18,571)	33,978	+183%
Other income	28	0	NM	NM
Total other income (expense)	(52,521)	(18,571)	38,795	+207%

Loss before discontinued operations	(410,461)	(344,562)	70,744	+20.5%

Loss on discontinued operations	(18,305)	(160,821)	(147,361)	NM

Net loss	$(428,766)	$(505,383)	(76,617)	-15.2%

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

We recognized a loss on discontinued operations of $18,305 in fiscal 2006 as compared to a loss of $160,821 in fiscal 2005.  As described elsewhere herein, in March 2006 we sold the assets of our Yard Sale Drop Off subsidiary.  The expenses we recognized in each of fiscal 2005 and fiscal 2006 result from the disposal of those assets.  We do not anticipate that we will incur similar expenses in fiscal 2007.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between December 31, 2006 and December 31, 2005:

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

247MGI INC.

January 2, 2007	By: /s/ Matthew P. Dwyer
Matthew P. Dwyer, CEO, CFO and President, principal executive officer and principal financial and accounting officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew P. Dwyer	CEO, Chief Financial Officer,	January 2, 2007
Matthew P. Dwyer	President and director

247 MGI, INC. AND SUBSIDIARIES
 (FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006and 2005

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
247MGI, Inc. and Subsidiaries
(FKA Total Identity Corporation and Subsidiaries)
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of 247MGI, Inc. and Subsidiaries (FKA Total Identity Corporation and Subsidiaries) as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 247MGI, Inc. and Subsidiaries (FKA Total Identity Corporation and Subsidiaries) as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

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
Salt Lake City, Utah
July 12, 2007

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
Consolidated Balance Sheet

ASSETS

December 31,
2006

CURRENT ASSETS

Cash	$352
Prepaid expenses	646

Total Current Assets	998

TOTAL ASSETS	$998

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$197,638
Accounts payable– related party (Note 5)	33,799
Accrued expenses	76,099
Convertible debenture (Note 5)	125,000
Notes payable (Note 5)	120,265
Notes payable– related party (Note 5)	339,188

Total Current Liabilities	891,989

TOTAL LIABILITIES	891,989

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, Series “AA” $0.01 par value,
5,000,000 shares authorized; 1,637 issued and
outstanding	16
Common stock, $0.01 par value, 500,000,000 shares
authorized; 274,086 shares issued and outstanding	2,741
Additional paid-in capital	10,460,426
Accumulated deficit	(11,354,174)

Total Stockholders’ Equity (Deficit)	(890,991)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$998

  The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2006	2005

REVENUE	$-	$-

COST OF SALES	-	-

GROSS MARGIN	-	-

EXPENSES

Consulting and professional fees	138,820	82,515
Salaries and wages	192,000	230,000
Selling, general and administrative	27,120	13,476

Total Expenses	357,940	325,991

LOSS FROM OPERATIONS	(357,940)	(325,991)

OTHER INCOME (EXPENSE)

Interest expense	(52,549)	(18,571)
Other income	28	-

Total Other Income (Expense)	(52,521)	(18,571)

LOSS BEFORE DISCONTINUED
OPERATIONS	(410,461)	(344,562)

LOSS ON DISCONTINUED OPERATIONS	(18,305)	(160,821)

NET LOSS	$(428,766)	$(505,383)

   The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
Consolidated Statements of Operations (Continued)

	For the Years Ended
	December 31,
	2006	2005

BASIC LOSS PER SHARE

Net loss before discontinued operations	$(410,461)	$(344,562)

Add: Beneficial conversion feature on convertible preferred stock	(163,711)	-

Net loss available to common stockholders before discontinued
operations	(574,172)	(344,562)

Net loss from discontinued operations	(18,305)	(160,821)

Net loss available to common stockholders	$(592,477)	$(505,383)

Loss per share before discontinued
operations	$(2.36)	$(1.96)
Loss per share on discontinued
operations	(0.08)	(0.92)

NET LOSS PER SHARE	$(2.44)	$(2.88)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	243,796	175,471

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

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss after discontinued operations	$(428,766)	$(505,383)

Less: loss from discontinued operations	(18,305)	(160,821)

Net loss before discontinued operations	$(410,461)	$(344,562)

Adjustments to reconcile net loss to net
cash used by operating activities:

Stock issued for services, salary and interest	24,000	80,000
Stock options issued for salary	12,000	50,000
Stock warrants issued for services	-	15,000
Changes in assets and liabilities:
Decrease in prepaid and other assets	590	2,844
Increase (decrease) in accounts
payable and accounts payable
– related parties	(47,661)	157,593
Increase (Decrease) in accrued
expenses and expenses – related	210,549	186,050

Net Cash Provided (Used) by Operating Activities	(210,983)	146,925

Net Cash Provided (Used) by Discontinued Operations	(12,234)	(160,179)

Total Net Cash Provided (Used) by Operating Activities	(223,217)	(13,254)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash (Used) by Investing Activities – Discontinued
Operations	-	(14,713)

Total Cash (Used) by Investing Activities	-	(14,713)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (Decrease) in bank overdraft	(143)	143
Proceeds from issuance of stock	-	25,000
Proceeds from notes payable	65,000	-
Payment of notes payable	(5,000)	-
Proceeds from notes payable related party	163,712	-

Net Cash Provided by Financing
Activities	$223,569	$25,143

  The accompanying notes are an integral part of these consolidated financial statements.

247 MGI, INC. AND SUBSIDIARIES
(FKA TOTAL IDENTITY CORPORATION AND SUBSIDIARIES)
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2006	2005

INCREASE (DECREASE) IN CASH	$352	$(2,824)

CASH AT BEGINNING OF PERIOD	-	2,824

CASH AT END OF PERIOD	$352	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$4,950
Income taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Stock issued for services, salary
and interest	$24,000	$80,000
Stock options issued for salary	$12,000	$52,000
Stock warrants issued for services	$-	$15,000
Stock issued for debt	$70,000	$38,312
Preferred stock issued for related party
debt	$163,711	$-
Note payable issued for wages payable	$314,000	$-

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

During February 2005, the Company entered into a lease for 2,920 square feet of store front space in Pompano Beach, Florida for its wholly-owned subsidiary, Yard Sale Drop Off, Inc., formerly known as Total Identity Group, Inc. (YSDO) to begin principle operations of providing an internet based auction service.  During May 2006, the Company sold all of the assets of YSDO and discontinued operations. As such, the results of operations for YSDO are treated as discontinued operations for the year ended December 31, 2005 (see Note 3).

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

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended
	December 31,
	2006	2005

Net loss before discontinued operations	$(410,461)	$(344,562)

Add: Beneficial conversion feature on convertable preferred
stock	(163,711)	-

Net loss available to common stockholders before
Discontinued operations	(574,172)	(344,562)

Net loss from discontinued operations	(18,305)	(160,821)

Net loss available to common stock holders	$(592,477)	$(505,383)

Weighted average number of shares outstanding	243,796	175,471

Loss per share before discontinued operations	$(2.36)	$(1.96)
Income (Loss) per share on discontinued operations	(0.08)	(0.92)

Total loss per share	$(2.44)	$(2.88)

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

The following is a summary of the loss from discontinued operations resulting from the disposal of YSDO:

	December 31,
	2006	2005

REVENUES	$-	$13,528

COST OF SALES	11,744	43,636

GROSS DEFICIT	(11,744)	(30,108)

EXPENSES

Depreciation and amortization	1,226	642
Consulting and professional fees	-	88,066
Selling, general and administrative	490	42,005

Total Expenses	1,716	130,713

OTHER EXPENSE

Loss on sale of assets	4,845	-

(LOSS) FROM DISCONTINUED OPERATIONS	$(13,460)	$(160,821)

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

A summary of the status of the Company’s outstanding stock options and warrants as of December 31, 2006 and 2005and changes during the years then ended is presented below:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning
of year	8,000	$6.25	-	$-
Granted	8,000	1.50	15,500	5.00
Expired/Cancelled	-	-	-	-
Exercised			(7,500)	(3.00)

Outstanding end of year	16,000	$3.88	8,000	$6.50

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

Management believes that the current operating plan of divesting itself of discontinued operations of YSDO and pursuing the acquisition of another business entity with substantial assets, which produces cash flows from operations, should help alleviate the adverse financial condition of the Company.  Investors should be aware the Company's existing  working  capital  will  not  be  sufficient  to  fund  its ongoing expenses of a reporting company through December 31, 2007.  If the Company is not successful in identifying and acquiring another business entity with substantial assets  which produce  positive  cash flows from operations,  the  Company  may  be  forced  to  raise  additional equity or debt financing  to  fund  its  ongoing obligations,  seek  protection under existing bankruptcy laws or cease doing business.  If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.

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