Form 10KSB/A
period 2006-12-31
247MGI, Inc.
filed 2008-01-10
CIK 1016611

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

Explanatory Note Provided to Respond to Staff Comments.

We have amended our 10KSB/A report for the period ending 12/31/06 filed on January 2, 2008 as stated below:

1.	We have revised our Form 10-KSB/A for the Fiscal Year Ended December 31, 2006 to correct the date of the Signature page of the Report and Exhibits to the proper year.

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

247MGI INC.

January 10, 2008	By: /s/ Matthew P. Dwyer
Matthew P. Dwyer, CEO, CFO and President, principal executive officer and principal financial and accounting officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew P. Dwyer	CEO, Chief Financial Officer,	January 10, 2008
Matthew P. Dwyer	President and director

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